Form 10-Q
period 2010-03-31
Atlas Resources Public #18-2009 (C) L.P.
filed 2010-05-21
CIK 1433833

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-150925-01
ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0213766 (I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Rd. 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)
Issuer’s telephone number, including area code: (412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of March 31, 2010 and December 31, 2009	3

Statement of Operations for the Three Months ended March 31, 2010	4

Statement of Changes in Partners’ Capital for the Three Months ended March 31, 2010	5

Statement of Cash Flows for the Three Months ended March 31, 2010	6

Notes to Financial Statements	7-15

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-17

Item 4: Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	18

Item 6: Exhibits	18

SIGNATURES	19

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$936,900	$26,313,800
Accounts receivable — affiliate	4,460,800	1,219,300
Short-term hedge receivable due from affiliate	5,961,600	3,639,400

Total current assets	11,359,300	31,172,500

Oil and gas properties, net	192,783,200	70,652,900
Construction in progress	49,360,700	122,532,400
Long-term hedge receivable due from affiliate	6,022,200	3,340,600

	$259,525,400	$227,698,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$188,900	$24,900
Short-term hedge liability due to affiliate	33,500	45,300

Total current liabilities	222,400	70,200

Asset retirement obligation	1,254,600	1,152,700
Long-term hedge liability due to affiliate	1,261,500	548,700

Partners’ capital:
Managing general partner	16,303,600	10,510,800
Investor subscriptions receivable	—	(20,187,700)
Investors partners (22,928.90 units)	229,794,500	229,217,700
Accumulated other comprehensive income	10,688,800	6,386,000

Total partners’ capital	256,786,900	225,926,800

	$259,525,400	$227,698,400

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENT OF OPERATIONS
(Unaudited)

Three Months
Ended
March 31, 2010
REVENUES

Natural gas and oil	$5,581,900

Total revenues	5,581,900

COSTS AND EXPENSES
Production	1,542,700
Depletion	2,735,100
Accretion of asset retirement obligation	18,500
General and administrative	24,700

Total expenses	4,321,000

Net earnings	$1,260,900

Allocation of net earnings:
Managing general partner	$732,400

Investor partners	$528,500

Net earnings per investor partnership unit	$23

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED
March 31, 2010
(Unaudited)

				Accumulated
	Managing		Investor	Other
	General	Investor	Subscription	Comprehensive
	Partner	Partners	Receivable	Income	Total

Balance at January 1, 2010	$10,510,800	$229,217,700	$(20,187,700)	$6,386,000	$225,926,800

Participation in revenues and expenses:
Net production revenues	1,050,200	2,989,000	—	—	4,039,200
Depletion	(306,600)	(2,428,500)	—	—	(2,735,100)
General and administrative	(6,400)	(18,300)	—	—	(24,700)
Accretion of asset retirement obligation	(4,800)	(13,700)	—	—	(18,500)

Net earnings	732,400	528,500	—	—	1,260,900

Other comprehensive income	—	—	—	4,302,800	4,302,800

Asset contributions	5,108,800	—	—	—	5,108,800

Working interest adjustment	(48,300)	48,300	—	—	—

Initial capital contribution returned	(100)	—	—	—	(100)

Subscription received	—	—	20,187,700	—	20,187,700

Balance at March 31, 2010	$16,303,600	$229,794,500	$—	$10,688,800	$256,786,900

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Three Months
Ended
March 31, 2010
Cash flows from operating activities:
Net earnings	$1,260,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	2,735,100
Accretion of asset retirement obligation	18,500
Increase in accounts receivable-affiliate	(3,241,500)
Increase in accrued liabilities	164,000

Net cash provided by operating activities	937,000

Cash flows from investing activities:
Oil and gas well drilling contract paid to MGP	(46,501,500)

Net cash used in financing activities	(46,501,500)

Cash flows from financing activities:
Initial capital contribution by MGP	(100)
Partners’ capital contribution	20,187,700

Net cash provided by financing activities	20,187,600

Net decrease in cash and cash equivalents	(25,376,900)
Cash and cash equivalents at beginning of period	26,313,800

Cash and cash equivalents at end of period	$936,900

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Lease costs	334,000
Tangible drilling costs	4,774,800

$5,108,800

Asset retirement obligation	$83,400

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas Resources Public 18-2009 (C) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and Operator, and 4,903 Limited Partners or Investor General Partners. The Partnership was formed on June 9, 2009 to drill and operate gas wells located primarily in Pennsylvania, Tennessee, Michigan, and Indiana. Partnership operations began in September of 2009.
In March 2006, Atlas Resources, Inc. merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, a newly-formed subsidiary of Atlas America, Inc. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy Resources, LLC. On September 29, 2009 Atlas Energy Resources, LLC and Atlas America, Inc. merged, with Atlas Energy Resources, LLC becoming a wholly owned subsidiary of Atlas America, Inc. In addition, Atlas America, Inc. changed its name to Atlas Energy, Inc, (NASDAQ: ATLS). Atlas Resources, LLC serves as the Partnership’s MGP.
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2009, is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 may not necessarily be indicative of the results of operation for the year ended December 31, 2010.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three months ended March 31, 2010 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the Partnership’s MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2010 and December 31, 2009, the Partnership’s MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership records and estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at March 31, 2010 and December 31, 2009 of $3,513,700 and $1,249,200, respectively, which are included in accounts receivable-affiliate within the Partnership’s Balance Sheets.
Impairment of Long-Lived Assets
The Partnership reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.
The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Impairment of Long-Lived Assets (Continued)
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
Working Interest
The Partnership agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions, (“the working interest”). The MGP is also provided an additional working interest of 10% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined, and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership.
Oil and Gas Properties
The Partnership follows the successful-efforts method of accounting for oil and gas producing activities. Oil and gas properties are recorded at cost. Depletion is determined on a field-by-field basis using the units-of-production method for well and related equipment costs based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. In addition, accumulated depletion includes impairment adjustments to reflect the write-down to fair market value of the oil and gas properties. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of the property are capitalized. The Partnership is required to consider estimated salvage value in the calculation of depletion. Oil and gas properties consist of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Natural gas and oil properties:
Proved properties:
Leasehold interests	$2,582,000	$2,248,000
Wells and related equipment	193,648,200	69,116,800

	196,230,200	71,364,800

Accumulated depletion	(3,447,000)	(711,900)

	$192,783,200	$70,652,900

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Oil and Gas Properties (Continued)
The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows. There was no impairment charge recognized during the three month period ending March 31, 2010 and for the year ended December 31, 2009.
Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the Statement of Operations.
Construction Progress (“CIP”) of oil and gas properties at December 31, 2009 was $122,532,400. As of the three months ended March 31, 2010 CIP decreased $73,171,700 and is included in the three months ended March 31, 2010 oil and gas properties balance. The remaining balance in CIP of $49,360,700 is expected to be completed in 2010.
Recently Adopted Accounting Standards
In January 2010, the FASB issued Accounting Standards Update 2010-02, “Fair Value Measurement and Disclosures (Topic (820) — Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Partnership). The Partnership applied the requirements of Update 2010-06 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.
NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:
•
Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 18%. The cost of the wells includes reimbursement to the Partnership’s MGP of its general and administrative overhead cost. The Partnership paid $46,501,500 to its MGP for the three months ended March 31, 2010.

•
The Partnership’s MGP contributed undeveloped leases necessary to cover each of the Partnership’s prospects and at March 31, 2010 received a credit to its capital account in the Partnership of $334,000.

•
Monthly well supervision fees which are included in production expenses in the Partnerships Statement of Operations are payable at $975 per well, per month for Marcellus wells, $1,500 per well, per month for New Albany and Indiana wells and $600 per well, per month for horizontal Antrim Shale wells. For all other wells a fee of $392 is charged per well, per month for operating and maintaining the wells. Well supervision fees incurred were $132,200 for the three months ended March 31, 2010.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)
•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2010 were $11,500.

•
Transportation fees which are included in production expenses in the Partnership’s Statement of Operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2010 were $631,900.

•	Assets contributed from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the three months ended March 31, 2010 were $5,108,800.
The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s Balance Sheets represents the net production revenues due from the MGP.
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
NOTE 4 — COMPREHENSIVE INCOME
Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive income” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedge. A reconciliation of the Partnership’s comprehensive income for the periods indicated is as follows:

Three Months
Ended
March 31, 2010

Net earnings	$1,260,900
Other comprehensive income:
Unrealized holding gain on hedging contracts	4,672,700
Less: reclassification adjustment for gains realized in net earnings	(369,900)

Total other comprehensive income	4,302,800

Comprehensive income	$5,563,700

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS
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
The MGP formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. The MGP assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the MGP through the utilization of market data, will be recognized immediately in the Partnership’s Statement of Operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income and will reclassify commodity derivatives to gas and oil production revenues in the Partnership’s Statement of Operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within gain (loss) on mark-to-market derivatives in its Statement of Operations as they occur. The following table summarizes the fair value of derivative instruments as of March 31, 2010 and December 31, 2009, as well as the gain or loss on the derivative instruments as of March 31, 2010.
Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
Hedging Relationships	Location	2010	2009	Location	2010	2009

Commodity contracts:	Current assets	$5,961,600	$3,639,400	Current liabilities	$(33,500)	$(45,300)
	Long-term assets	6,022,200	3,340,600	Long-term liabilities	(1,261,500)	(548,700)

Total derivatives		$11,983,800	$6,980,000		$(1,295,000)	$(594,000)

	Gain		Gain
	Recognized in OCI		Reclassified from OCI into
	on Derivative	Location of Gain	Income
	(Effective Portion)	Reclassified from	(Effective Portion)
Derivatives in	Three Months Ended	Accumulated	Three Months Ended
Cash Flow	March 31,	OCI into Income	March 31,
Hedging Relationships	2010	(Effective Portion)	2010

Commodity contracts:	$4,672,700	Natural gas and oil revenue	$369,900

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures, options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.
At March 31, 2010, the Partnership reflected a net hedge asset on our Balance Sheets of $10,688,800. Of $10,688,800 net gain in accumulated other comprehensive income at March 31, 2010, if the fair values of the instruments remain at current market values, the Partnership will reclassify $5,928,100 of net gains to its Statement of Operations over the next twelve month period as these contracts settle, and $4,760,700 of net gains in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statement of Operations while the hedge contract is open and may increase or decrease until settlement of the contract.
As of March 31, 2010, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:
Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu)(1)	(per MMbtu)(1)	Asset(2)

2010	1,541,200	$7.35	$4,728,300
2011	1,124,800	6.69	2,008,500
2012	984,600	6.85	1,417,200
2013	687,700	6.82	541,600

			$8,695,600

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu)(1)	(per MMbtu)(1)	Asset(2)

2010	Puts purchased	114,200	$7.84	$448,600
2010	Calls sold	114,200	9.01	—
2011	Puts purchased	654,300	6.20	916,800
2011	Calls sold	654,300	7.28	—
2012	Puts purchased	383,200	6.22	358,000
2012	Calls sold	383,200	7.31	—
2013	Puts purchased	449,000	6.23	269,800
2013	Calls sold	449,000	7.39	—

				$1,993,200

			Total Net Asset	$10,688,800

(1)	MMBTU represents million British Thermal Units.

(2)	Fair value based on forward NYMEX natural gas prices.

(3)	Fair value based on forward WTI crude oil prices.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1— Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2— Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3— Unobservable inputs that reflect the entities own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 5). The Partnership’s derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. Assets and Liabilities measured at fair value at March 31, 2010 and December 31, 2009 were as follows.

	March 31, 2010		December 31, 2009
	Level 2	Total	Level 2	Total

Commodity-based derivatives	$10,688,800	$10,688,800	$6,386,000	$6,386,000

Total	$10,688,800	$10,688,800	$6,386,000	$6,386,000

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Partnership estimates the fair value of asset retirement obligations, using Level 3 inputs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amount and timing of settlements; the risk-free rate of the Partnership; and estimated inflation rates (see Note 7).

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2010
(Unaudited)
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (Continued)
The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.
NOTE 7 — ASSET RETIREMENT OBLIGATION
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
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

Three Months
Ended
March 31, 2010

Asset retirement obligation at beginning of period	$1,152,700
Liabilities incurred from drilling wells	83,400

Accretion expense	18,500

Asset retirement obligation at end of period	$1,254,600

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Forward-Looking Statements
When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General
We were formed as a Delaware limited partnership on June 9, 2009, with Atlas Resources, LLC as our Managing General Partner, or MGP, to drill natural gas development wells.
In March 2006, Atlas Resources, Inc. merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, a newly-formed subsidiary of Atlas America, Inc. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy Resources, LLC. On September 29, 2009 Atlas Energy Resources, LLC and Atlas America, Inc. merged, with Atlas Energy Resources, LLC becoming a wholly owned subsidiary of Atlas America, Inc. In addition, Atlas America, Inc. changed its name to Atlas Energy, Inc, (NASDAQ: ATLS). Atlas Resources, LLC serves as the Partnership’s MGP.
Our wells are currently producing natural gas and oil which are our only products. Most of our gas is gathered and delivered to market through Laurel Mountain Midstream, LLC’s gas gathering system, a newly formed joint-venture between Atlas Energy, Inc.’s affiliate Atlas Pipeline Partners L.P. (NYSE: APL) and The Williams Companies Inc. (NYSE: WMB). We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.
Results of Operations
Partnership operations began in September, 2009. The Partnership’s first wells were turned on-line in October, 2009, therefore no comparative data is available for the three months ended March 31, 2009.
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

Three Months
Ended
March 31, 2010
Production revenues (in thousands):
Gas	$5,582
Oil	—

Total	$5,582

Production volumes:
Gas (mcf/day) (1)	9,659
Oil (bbls/day) (1)	—

Total (mcfe/day) (1)	9,659

Average sales prices:
Gas (per mcf) (1)	$6.42
Oil (per bbl) (1)	$—

Average production costs:
As a percent of revenues	28%
Per mcfe (1)	$1.77

Depletion per mcfe	$3.15

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(2)	The average sales price is calculated by including total revenue and dividing by the total volume for the period.

Natural Gas Revenues. Our natural gas revenues were $5,581,900 for the three months ended March 31, 2010. We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas.
Expenses. Production expenses were $1,542,700 for the three months ended March 31, 2010.
Depletion expense as a percentage of revenue was 49% for the three months ended March 31, 2010.
General and administrative expenses were $24,700 for the three months ended March 31, 2010. These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP.
Liquidity and Capital Resources
Cash provided by operating activities was $937,000 for the three months ended March 31, 2010. This was due to net earnings before depletion and accretion of $4,014,500, partially offset by the change in accounts receivable-affiliate that decreased operating cash flows by $3,241,500.
Cash used in investing activities was $46,501,500 during the three months ended March 31, 2010. This consisted of oil and gas well drilling contracts paid to the MGP.
Cash provided by financing activities was $20,187,600 during the three months ended March 31, 2010. These were funds contributed by the investor partners.
Our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
We believe that our future cash flows from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
Atlas Resources Public 18-2009 (C) L.P.

Atlas Resources, LLC, Managing General Partner
Date: May 21, 2010	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 21, 2010	By:	/s/ Freddie M. Kotek Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: May 21, 2010	By:	/s/ Matthew A. Jones Matthew A. Jones, Chief Financial Officer

Date: May 21, 2010	By:	/s/ Sean P. McGrath Sean P. McGrath, Chief Accounting Officer