Form 10-Q
period 2010-09-30
Atlas Resources Public #18-2009 (C) L.P.
filed 2010-11-12
CIK 1433833

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of September 30, 2010 and December 31, 2009	3

Statements of Operations for the Three Months and Nine Months ended September 30, 2010 and for the period September 17, 2009 through September 30, 2009	4

Statement of Changes in Partners’ Capital for the Nine Months ended September 30, 2010	5

Statement of Cash Flows for the Nine Months ended September 30, 2010 and the period September 17, 2009 through September 30, 2009	6

Notes to Financial Statements	7-17

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-20

Item 4: Controls and Procedures	20-21

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	21

Item 6: Exhibits	21

SIGNATURES	22

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,200	$26,313,800
Accounts receivable — affiliate	12,050,400	1,219,300
Short-term hedge receivable due from affiliate	5,462,100	3,639,400

Total current assets	17,513,700	31,172,500

Oil and gas properties, net	231,927,900	70,652,900
Construction in progress	4,030,600	122,532,400
Long-term hedge receivable due from affiliate	6,129,100	3,340,600

	$259,601,300	$227,698,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$516,700	$24,900
Short-term hedge liability due to affiliate	8,600	45,300

Total current liabilities	525,300	70,200

Asset retirement obligation	1,291,700	1,152,700
Long-term hedge liability due to affiliate	873,000	548,700

Partners’ capital:
Managing general partner	21,109,100	10,510,800
Investor subscription receivable	—	(20,187,700)
Investor partners (22,928.90 units)	225,092,600	229,217,700
Accumulated other comprehensive income	10,709,600	6,386,000

Total partners’ capital	256,911,300	225,926,800

	$259,601,300	$227,698,400

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

		Period		Period
	Three Months	September 17,	Nine Months	September 17,
	Ended	Through	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
REVENUES
Natural gas and oil	$11,112,000	$—	$26,428,000	$—
Interest income	1,900	—	2,500	—

Total revenues	11,113,900	—	26,430,500	—

COSTS AND EXPENSES
Production	3,677,200	—	7,743,400	—
Depletion	5,597,600	—	12,948,700	—
Accretion of asset retirement obligation	18,500	—	55,600	—
General and administrative	28,400	22,200	90,200	22,200

Total expenses	9,321,700	22,200	20,837,900	22,200

Net earnings (loss)	$1,792,200	$(22,200)	$5,592,600	$(22,200)

Allocation of net earnings:
Managing general partner	$1,493,800	$(6,700)	$3,656,300	$(6,700)

Limited partners	$298,400	$(15,500)	$1,936,300	$(15,500)

Net earnings (loss) per limited partnership unit	$13	$(18)	$84	$(18)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED
September 30, 2010
(Unaudited)

				Accumulated
	Managing		Investor	Other
	General	Investor	Subscription	Comprehensive
	Partner	Partners	Receivable	Income	Total

Balance at January 1, 2010	$10,510,800	$229,217,700	$(20,187,700)	$6,386,000	$225,926,800

Partners’ capital contributions:
Syndication and offering adjustment	(60,600)	—	—	—	(60,600)

Syndication and offering adjustment, immediately charged to capital	60,600	—	—	—	60,600

Participation in revenues and expenses:
Net production revenues	4,858,000	13,826,600	—	—	18,684,600
Interest income	700	1,800	—	—	2,500
Depletion	(1,164,500)	(11,784,200)	—	—	(12,948,700)
Accretion of asset retirement obligation	(14,500)	(41,100)	—	—	(55,600)
General and administrative	(23,400)	(66,800)	—	—	(90,200)

Net earnings	3,656,300	1,936,300	—	—	5,592,600

Other comprehensive income	—	—	—	4,323,600	4,323,600

Asset contributions	9,137,000	—	—	—	9,137,000

Working interest adjustment	(48,300)	48,300	—	—	—

Initial capital contribution returned	(100)	—	—	—	(100)

Distributions to partners	(2,146,600)	(6,109,700)	—	—	(8,256,300)

Subscription received	—	—	20,187,700	—	20,187,700

Balance at September 30, 2010	$21,109,100	$225,092,600	$—	$10,709,600	$256,911,300

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

		Period
	Nine Months	September 17
	Ended	Through
	September 30,	September 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$5,592,600	$(22,200)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	12,948,700	—
Accretion of asset retirement obligation	55,600	—
Increase in accounts receivable-affiliate	(10,831,100)	—
Increase in accrued liabilities	491,800	22,200

Net cash provided by operating activities	8,257,600	—

Cash flows from investing activities:
Oil and gas well drilling contract paid to MGP	(46,501,500)	(7,450,000)

Net cash provided by operation activities	(46,501,500)	(7,450,000)

Cash flows from financing activities:
Initial capital contribution by MGP	(100)	—
Partners’ capital contribution	20,187,700	7,924,400
Distributions to partners	(8,256,300)	—

Net cash used in financing activities	11,931,300	7,924,400

Net decrease in cash and cash equivalents	(26,312,600)	474,400
Cash and cash equivalents at beginning of period	26,313,800	100

Cash and cash equivalents at end of period	$1,200	$474,500

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by (returned to) managing general partner:
Tangible drilling costs	$8,167,200	$437,000
Lease costs	969,800	334,900
Syndication and offering costs	(60,600)	1,188,700

	$9,076,400	$1,960,600

Asset retirement obligation	$83,400	$—

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Atlas Resources Public 18-2009 (C) L.P. (the “Partnership”) is a Delaware Limited Partnership which operates gas wells located primarily in Pennsylvania, Tennessee, Michigan, and Indiana. The Partnership includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and operator, and 4,903 Limited Partners or Investor General Partners. The Partnership began operations in September of 2009. The MGP is a wholly-owned subsidiary of Atlas Energy Resources, LLC (“ATN”), an independent developer and producer of natural gas and oil, with operations in the Appalachian, Michigan and Illinois Basin. ATN is a wholly-owned subsidiary of Atlas Energy, Inc. (NASDAQ: ATLS).
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2009 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine month periods ended September 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.
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
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2010 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Fair Value of Financial Instruments
The carrying amounts of the Partnership’s cash and receivables approximate fair values because of the short maturities of these instruments.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
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
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets. As a result of retirements the Partnership reclassified $761,600 for the nine months ended September 30, 2010 from oil and gas properties to accumulated depletion.
Construction in progress (“CIP”) of oil and gas properties at December 31, 2009 was $122,532,400. For the nine months ended September 30, 2010 CIP decreased by $118,501,800 and these costs are included in oil and gas properties as of September 30, 2010. The remaining balance in CIP of $4,030,600 is expected to be completed in 2010.
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
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.
There were no impairments of proved oil and gas properties recorded by the Partnership for the three and nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Working Interest
The Partnership agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions (“the working interest”). The MGP is also provided an additional working interest of 10% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership.
Revenue Recognition
The Partnership generally sells natural gas and crude oil at prevailing market prices. Revenue is recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil in which the Partnership has an interest with other producers are recognized on the basis of the Partnership’s percentage ownership of working interest. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index with certain adjustments based on proximity to gathering and transmission lines and the quality of its natural gas.
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at September 30, 2010 and December 31, 2009 of $7,441,600 and $1,249,200, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income (Loss)
Comprehensive income (loss) includes net earnings (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net earnings. These changes, other than net earnings, are referred to as “other comprehensive income” and for the Partnership includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges. The following table sets forth the calculation of the Partnership’s comprehensive income (loss):

		Period		Period
	Three Months	September 17,	Nine Months	September 17,
	Ended	Through	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net earnings (loss)	$1,792,200	$(22,200)	$5,592,600	$(22,200)
Other comprehensive income (loss):
Unrealized holding gains on hedging contracts	4,719,200	—	9,461,300	—
Less: reclassification adjustment for gains realized in net earnings (loss)	(2,655,000)	—	(5,137,700)	—

Total other comprehensive income	2,064,200	—	4,323,600	—

Comprehensive income (loss)	$3,856,400	$(22,200)	$9,916,200	$(22,200)

Recently Adopted Accounting Standards
In August 2010, the FASB issued Accounting Standards Update 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules” (“Update 2010-21”). Update 2010-21 codified minor language changes to the Accounting Standards Codification (“ASC”) related to various SEC rules and schedules. As Update 2010-21 serves only to clarify an accounting language in the ASC, the FASB did not provide a required adoption date. The Partnership adopted the requirements of Update 2009-21 on September 30, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.
In April 2010, the FASB issued Accounting Standards Update 2010-14, “Accounting for Extractive Industries — Oil & Gas: Amendments to Paragraph 932-10-S99-1” (“Update 2010-14”). Update 2010-14 provides amendments to add the SEC’s Regulation S-X Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975” (“S-X Rule 4-10”) to ASC Topic 932 “Extractive Activities — Oil and Gas”. S-X Rule 4-10 was included in the SEC’s Final Rule, “Modernization of Oil and Gas Reporting, which became effective January 1, 2010. As Update 2010-14 only served to align the FASB’s ASC Topic 932 with the SEC’s S-X Rule 4-10, the Partnership’s adoption did not have a material impact on its financial position, results of operations or related disclosures.
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
September 30, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Adopted Accounting Standards (Continued)
In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurement and Disclosures (Topic (820) — Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Partnership). The Partnership applied the requirements of Update 2010-06 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.
Recently Issued Accounting Standards
In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“Update 2010-20”). Update 2010-20 provides enhanced disclosure requirements for allowance for credit losses and the credit quality of financing receivables to assist financial statement users in assessing credit risk exposures and evaluating the adequacy of the allowance for credit losses. This amendment requires disclosures on a disaggregated basis that will further facilitate the evaluation of the nature of credit risk inherent in an entity’s financing receivables, how the risks are analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for such changes in the allowance for credit losses. This amendment also requires disclosure of credit quality indicators, past due information, a roll-forward schedule of the allowance for credit losses, and any modifications to financing receivables. The requirements of Update 2010-20 are effective at the end of a reporting entity’s first annual or quarterly reporting period ending after December 15, 2010 (December 31, 2010 for the Partnership). The Partnership will apply the requirements of Update 2010-20 upon its adoption on December 31, 2010 and does not expect it to have a material impact on its financial position, results of operations or related disclosures.
In March 2010, the FASB issued Accounting Standards Update 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“Update 2010-11”). Update 2010-11 provides clarification with regard to the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption — one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The requirements of Update 2010-11 are effective at the start of a reporting entity’s first fiscal year beginning after June 15, 2010 (January 1, 2011 for the Partnership). The Partnership will apply the requirements of Update 2010-11 upon its adoption on January 1, 2011 and does not expect it to have a material impact on its financial position, results of operations or related disclosures.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 3 — OIL AND GAS PROPERTIES
The following is a summary of oil and gas properties:

	September 30,	December 31,
	2010	2009
Natural gas and oil properties:
Proved properties:
Leasehold interests	$3,177,900	$2,248,000
Wells and related equipment	241,649,000	69,116,800

	244,826,900	71,364,800

Accumulated depletion	(12,899,000)	(711,900)

	$231,927,900	$70,652,900

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
The estimated liability is based on the MGP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for its oil and gas properties, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

		Period		Period
	Three Months	September 17,	Nine Months	September 17,
	Ended	Through	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Asset retirement obligation at beginning of period	$1,273,200	$—	$1,152,700	$—
Liabilities incurred from drilling wells	—	—	83,400	—
Accretion expense	18,500	—	55,600	—

Asset retirement obligation at end of period	$1,291,700	$—	$1,291,700	$—

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS
The MGP on behalf of the Partnership uses a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity price risk management activities. The MGP enters into financial instruments to hedge its forecasted natural gas sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the MGP receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
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
Derivatives are recorded on the Partnership’s balance sheet as assets or liabilities at fair value. The Partnership reflected net derivative assets on its balance sheets of $10,709,600 at September 30, 2010. Of the $10,709,600 net gain in accumulated other comprehensive income at September 30, 2010, if the fair values of the instruments remain at current market values, the Partnership will reclassify $5,453,500 of gains to the Partnership’s statements of operations over the next twelve month period as these contracts expire. Aggregate gains of $5,256,100 will be reclassified to the Partnership’s statements of operations in later periods as these remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes.
The following table summarizes the fair value of the Partnership’s derivative instruments as of September 30, 2010 and December 31, 2009, as well as the gain or loss recognized in the statements of operations for effective derivative instruments for the three and nine months ended September 30, 2010:
Fair Value of Derivative Instruments:

		Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
Hedging Relationships	Location	2010	2009	Location	2010	2009

Commodity Contracts	Current Assets	$5,462,100	$3,639,400	Current liabilities	$(8,600)	$(45,300)
	Long-Term Assets	6,129,100	3,340,600	Long-term liabilities	(873,000)	(548,700)

Total Derivatives		$11,591,200	$6,980,000		$(881,600)	$(594,000)

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Effects of Derivative Instruments on Statements of Operations:

	Gain			Gain
	Recognized in OCI on Derivative			Reclassified from OCI into Earnings (loss)
	(Effective Portion)		Location of Gain	(Effective Portion)
Derivatives in	Three Months Ended		Reclassified from Accumulated	Three Months Ended
Cash Flow	September 30,	September 30,	OCI into Income	September 30,	September 30,
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Commodity Contracts	$4,719,200	$—	Natural Gas and Oil Revenue	$2,655,000	$—

	Gain			Gain
	Recognized in OCI on Derivative			Reclassified from OCI into Earnings (loss)
	(Effective Portion)		Location of Gain	(Effective Portion)
Derivatives in	Nine Months Ended		Reclassified from Accumulated	Nine Months Ended
Cash Flow	September 30,	September 30,	OCI into Income	September 30,	September 30,
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Commodity Contracts	$9,461,300	$—	Natural Gas and Oil Revenue	$5,137,700	$—

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
Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu) (1)	Asset (2)

2010	503,200	$7.242	$1,669,200
2011	1,272,100	6.856	3,119,800
2012	1,021,200	7.172	2,126,800
2013	656,800	6.578	882,100
2014	193,100	5.897	86,500

			$7,884,400

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu) (1)	Asset (Liability) (2)

2010	Puts purchased	78,000	$5.821	$163,700
2010	Calls sold	78,000	7.041	(100)
2011	Puts purchased	676,200	6.449	1,444,500
2011	Calls sold	676,200	7.560	(28,400)
2012	Puts purchased	536,500	6.025	829,300
2012	Calls sold	536,500	7.194	(174,000)
2013	Puts purchased	619,000	5.744	910,400
2013	Calls sold	619,000	6.933	(442,000)
2014	Puts purchased	227,000	5.621	350,800
2014	Calls sold	227,000	6.732	(229,000)

				$2,825,200

			Total Net Asset	$10,709,600

(1)	“MMBTU” represents million British Thermal Units. “Bbl” represents barrels.

(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

(3)	Fair value based on forward WTI crude oil prices, as applicable.
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
September 30, 2010
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
NOTE 7 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership Agreement:
•
Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 18%. The cost of the wells includes reimbursement to the Partnership’s MGP of its general and administrative overhead cost. The Partnership paid $46,501,500 to its MGP for the nine months ended September 30, 2010 and $7,450,000 for the period ended September 30, 2009.

•
The Partnership’s MGP contributed undeveloped leases necessary to cover each of the Partnership’s prospects and at September 30, 2010 and 2009 received a credit to its capital account in the Partnership of $969,800 and $334,900, respectively.

•
Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Administrative costs incurred for the three months and nine months ended September 30, 2010 were $20,700 and $48,200, respectively.

•
Monthly well supervision fees, which are included in production expenses in the Partnership’s statements of operations, are payable at $975 per well, per month for Marcellus wells, $1,500 per well, per month for New Albany and Indiana Wells, and $600 per well, per month for horizontal Antrim Shale wells. For all other wells a fee of $392 is charged per well, per month for operating and maintaining the wells. Well supervision fees incurred for the three months and nine months ended September 30, 2010 were $277,400 and $637,000, respectively.

•
Transportation fees, which are included in production expenses in the Partnership’s statements of operations, for the three months and nine months ended September 30, 2010 were $1,244,200 and $2,891,900, respectively.

•
Assets contributed from the MGP which are disclosed on the Partnership’s statement of cash flows as a non-cash activity for the nine months ended September 30, 2010 and period ended September 30, 2009, were $9,137,000 and $771,900, respectively.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
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
Subordination by Managing General Partner
Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution (August 2010) to the investor partners and expiring 60 months from that date.
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
NOTE 9 — SUBSEQUENT EVENT-MERGER AGREEMENT
On November 9, 2010, ATLS announced that it entered into a definitive merger agreement (the “Merger” or “Merger Agreement”) with Chevron Corporation (“Chevron”) (NYSE:CVX), pursuant to which Chevron agreed to acquire ATLS through a merger of a newly formed wholly-owned subsidiary of Chevron with and into ATLS (the “Merger”). In the Merger, each share of ATLS common stock will receive $38.25 in cash, and each share of outstanding ATLS common stock will also receive a pro rata share of the distribution of approximately 41 million common units of Atlas Pipeline Holdings, L.P. (“AHD”) held by ATLS.
Concurrently with entering into the Merger Agreement, ATLS and ATN entered into a transaction agreement (the “Transaction Agreement”) with AHD, pursuant to which ATN agreed to sell to AHD approximately 175 Bcfe of natural gas reserves, certain other energy assets and fee revenues from the partnership management business owned by ATLS, for $250.0 million, comprised of approximately 23.38 million AHD units (which had a value of approximately $220 million as of November 8, 2010) and $30.0 million in cash (“AHD Sale”). Following the issuance of these AHD units to ATLS, ATLS will own approximately 41 million units of AHD, or approximately 81% of the outstanding units of AHD, all of which will be distributed to ATLS’s shareholders immediately prior to the Merger. AHD will also acquire the general partner interest in AHD so that, following the AHD distribution, AHD will cease to be controlled by ATLS.
Concurrently with entering into the Merger Agreement and the Transaction Agreement, ATN and Atlas Pipeline Partners, L.P. (“APL”) have agreed that, prior to the Merger, ATN will acquire APL’s 49% interest in Laurel Mountain Midstream, LLC for $403.0 million in cash payable to APL (the “LMM Sale”).
The closing of the Merger is subject to approval by ATLS’s shareholders and other customary closing conditions, as well as the completion of the AHD Sale and the LMM Sale. Completion of each of the AHD Sale and the LMM Sale are also conditioned on the subsequent completion of the Merger.
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
Results of Operations
Partnership operations began in September 2009. The Partnership’s first wells were turned on-line in October 2009, therefore no comparative data is available for the three, and nine months ended September 30, 2010. The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

		Period		Period
	Three Months	September 17,	Nine Months	September 17,
	Ended	Through	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Production revenues (in thousands):
Gas	$11,111	$—	$26,423	$—
Oil	—	—	3	—
Liquid	1	—	2	—

Total	$11,112	$—	$26,428	$—

Production volumes:
Gas (mcf/day) (1)	19,470	—	15,323	—

Total (mcfe/day) (1)	19,470	—	15,323	—

Average sales prices:
Gas (per mcf) (1)	$6.20	$—	$6.32	$—
Oil (per bbl) (1)	$—	$—	$57.42	$—
Liquid (per bbl) (1)	$14.29	$—	$16.00	$—

Average production costs:
As a percent of revenues	33%	—	29%	—
Per mcfe (1)	$2.05	$—	$1.85	$—

Depletion per mcfe	$3.13	$—	$3.10	$—

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $11,111,100 and $26,423,300 for the three months and nine months ended September 30, 2010, respectively. We expect that our natural gas revenues will increase over the next year as more of our wells are put online and are producing larger volumes of natural gas.
Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $2,600 for the nine months ended September 30, 2010. There were no oil revenues for the three months ended September 30, 2010.
Natural Gas Liquids Revenue. The majority of our wells produce “dry gas,” which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas,” which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $900 and $2,100 for the three months and nine months ended September 30, 2010.
Expenses. Production expenses were $3,677,200 and $7,743,400 for the three months and nine months ended September 30, 2010, respectively.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 50% and 49% for the three months and nine months ended September 30, 2010, respectively.
General and administrative expenses were $28,400 and $22,200 for the three months ended September 30, 2010 and period ended September 30, 2009, respectively, an increase of $6,200 (28%). General and administrative expenses for the nine months ended September 30, 2010 and period ended September 30, 2009 were $90,200 and $22,200, respectively, an increase of $68,000. These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP, and vary from year to year due to the timing and billing of the costs and services provided to us. These increases were due to more wells coming online in the current year.
Liquidity and Capital Resources
Cash provided by operating activities was $8,257,600 for the nine months ended September 30, 2010. This was due to net earnings before depletion and accretion of $18,596,900, partially offset by the change in accounts receivable-affiliate that decreased operating cash flows by $10,831,100.
Cash used in investing activities was $46,501,500 and $7,450,000 during the nine months ended September 30, 2010 and period ended September 30, 2009, respectively. This consisted of oil and gas well drilling contracts paid to the MGP.
Cash provided by financing activities was $11,931,300 during the nine months ended September 30, 2010. These include funds contributed by the investor partners of $20,187,600, less cash distributions to partners of $8,256,300. Cash provided by financing activities was $7,924,400 during the period September 17, 2009 through September 30, 2009. This was due to Partner’s capital contribution. This consisted of oil and gas well drilling contracts paid to the MGP.
We believe that our future cash flows from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.
Subordination by Managing General Partner
Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution (August 2010) to the investor partners and expiring 60 months from that date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, asset impairment, fair value of derivative instruments, and the probability of forecasted transactions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2009 and in Note 2 under Item 1, “Financial Statements” included in this report, and there have been no material changes to these policies through September 30, 2010.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls, and procedures were effective at the reasonable assurance level.
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

Atlas Resources Public 18-2009 (C) L.P. Atlas Resources, LLC, Managing General Partner
Date: November 12, 2010	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek
Chairman of the Board of Directors, Chief Executive Officer and President

Date: November 12, 2010	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer