Form 10-K
period 2010-12-31
Atlas Resources Public #18-2009 (C) L.P.
filed 2011-03-30
CIK 1433833

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-150925-01
ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	27-0213766 (I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act.

Title of each class None	Name of each exchange on which registered None
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

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-K

PAGE
PART I

Item 1: Business	3-5

Item 2: Properties	6-10

Item 3: Legal Proceedings	10

Item 4: (Removed and Reserved)	10

PART II

Item 5: Market for Registrant’s Common Equity and Related Security Holder Matters	10-11

Item 7: Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-15

Item 8: Financial Statements	16-35

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35

Item 9A: Controls and Procedures	35-36

Item 9B: Other Information	36

PART III

Item 10: Directors and Executive Officers of the Registrant	36-38

Item 11: Executive Compensation	38

Item 12: Security Ownership of Certain Beneficial Owners and Management	38

Item 13: Certain Relationships and Related Party Transactions	39

Item 14: Principal Accountant Fees and Services	40

PART IV

Item 15: Exhibits	40

SIGNATURES	41

EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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
PART I

ITEM 1.	BUSINESS
General. We are a Delaware Limited Partnership, formed on June 9, 2009 with Atlas Resources, LLC serving as our Managing General Partner (Atlas Resources or “MGP”). The Partnership began operations in September of 2009. Atlas Resources, LLC is an indirect subsidiary of Atlas Energy, Inc., (“Atlas Energy”) (NASDAQ: ATLS). Atlas Energy’s focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Energy with the personnel necessary to manage its assets and raise capital.
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formations and other assets. As part of the transaction, Atlas Resources, LLC became an indirect subsidiary of AHD. Concurrent with the sale of assets by Atlas Energy to AHD, Atlas Energy and its subsidiaries completed a merger transaction with Chevron Corporation (“Chevron”), whereby Chevron acquired the assets of Atlas Energy in exchange for $38.25 per Atlas Energy share. Subsequent to the transaction, AHD changed its name to Atlas Energy, L.P.
We have drilled and currently operate wells located in Pennsylvania, Tennessee, Michigan and Indiana. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Holdings Operating Company, LLC for administrative services. See Item 11 “Executive Compensation.”
We received total cash subscriptions from investors of $229,001,400, which were paid to our MGP acting as operator and general drilling contractor under our drilling and operating agreements. Our MGP contributed leases, tangible equipment, and paid all syndication and offering costs for a total capital contribution of $43,449,300. We have drilled 130 developmental wells to the Southern Appalachia Shale, Marcellus, Antrim Shale and New Albany Shale geological formations in Pennsylvania, Tennessee, Michigan and Indiana.
Our operating cash flows are generated from our wells, which produce natural gas and oil. Our produced natural gas and oil is then delivered to market through third-party gas gathering systems. The majority of our natural gas and oil is delivered into the Laurel Mountain Midstream, LLC (“Laurel Mountain”) gas gathering system, a joint venture between APL and the Williams Companies, Inc. (NYSE: WMB). Laurel Mountain owns and operates all of APL’s previously owned northern Appalachian assets. Upon formation of the joint venture in May 2009, Atlas Energy entered into a new gas gathering agreement with Laurel Mountain, whereby Atlas Energy remits to Laurel Mountain a range generally from $0.35 per thousand cubic feet (“Mcf”) to the amount of the competitive gathering fee (which is currently defined as 16% of the gross sales price received for our gas).

Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP a monthly well supervision fee of $975 per well, per month for Marcellus wells, $1,500 per well, per month for New Albany Shale wells and $600 per well, per month for horizontal Antrim Shale wells. For all other wells a fee of $392 is charged per well, per month. This well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of natural gas and oil, such as:
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
Our wells will continue to produce until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling. See Item 2 “Properties” for information concerning our wells.
Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our natural gas production. Our natural gas is sold as discussed in Item 2 “Properties.” During 2010, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production.
While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. See Item 2 “Properties” regarding the marketing of our natural gas and oil.
Governmental Regulation. The energy industry, in general, is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulation of the United States of America energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

Regulation of oil and gas producing activities. State regulatory agencies, where a producing natural gas well is located, provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets.
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
Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas, or oil can be liable for fines, penalties and clean-up costs for pollution caused by the wells. Moreover, the owners’ or operators’ liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.
We believe we have complied in all material respects with applicable federal and state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws not mentioned, including those covering the discharge of materials into the environment or otherwise relating to the protection of the environment.
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
Additionally, our MGP will provide copies of any of these reports to you without charge. Such requests should be made to:
Atlas Resources Public 18-2009 (C) L.P.
Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA 15108

ITEM 2.	PROPERTIES
Drilling Activity. As of December 31, 2010, we have drilled 130 gross wells. All of our wells drilled were development wells, which mean a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Also, see Item 7 Management’s Discussion and Analysis of Financial Condition or Plan of Operations regarding our revenues recognized, costs and expenses we incurred, and our daily production volumes, average sales prices and production cost per equivalent unit as of the date indicated.

	Development Wells
December 31,	Productive (1)		Dry (2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
2010	129	114.77	1	.799
2009	117	104.90	—	—

(1)	A “productive well” generally means a well that is not a dry hole.

(2)
A “dry hole” generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term “completion” refers either to the installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, to the reporting of the abandonment of the well to the appropriate regulatory agency.

(3)	A “gross” well is a well in which we have a working interest.

(4)	A “net” well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a ..50 net well.
Summary of Producing Wells. The table below presents the number of producing gross and net wells at December 31, 2010 in which we have a working interest. All wells are located in the Appalachian, Michigan and Illinois basin regions.

	Number of Producing Wells
	Gross	Net
Gas	114	100.27
Production. The following table presents the quantities of natural gas and oil we produced (net to our interest), our average sales price, and our average production (lifting) cost per equivalent unit of production for the period indicated.

							Average
Year							Production Cost
Ended	Production			Average Sales Price			(Lifting Cost)
December 31,	Oil (bbls) (1)	Gas (mcf) (1)	Liquid (Mcf) (1)	per bbl (1)	per mcf (1)	Per Liquid mcf (1)	per mcfe (1) (2)

2010	40	6,214,600	200	$57.42	$6.18	$15.37	$1.84
2009	—	311,900	—	$—	$4.75	$—	$.79

(1)	Mcf” represents one thousand cubic feet of natural gas. “Mcfe” represents a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).

(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

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

The Partnership adopted these revised requirements December 31, 2009.
The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to our direct ownership interests in oil and gas properties. For the year ended December 31, 2010 and period ended December 31, 2009, we based our estimates of proved reserves on the 12-month unweighted average price of the first-day-of-the-month price for each calendar month and then applied any basis and British Thermal Units (“btu”) differentials specifically applicable to each oil and gas property based on location and pricing details. The following table summarizes the natural gas and oil prices used in the estimation of proved reserves:

	December 31,
	2010	2009

Natural gas (per mcf)	$4.38	$3.87

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The preparation of our natural gas and oil reserve estimates were completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2010, we retained Wright & Company, a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of our properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2010. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K. Results of production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those estimated by our independent petroleum engineering firm in preparing their reports. The amounts and timing of future operating costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 and standardized measure values as representative of the current or future fair market value of our proved natural gas and oil properties. PV-10 and standardized measure values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for the escalation of expenses. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.
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

	December 31,
	2010	2009

Natural gas reserves — proved developed reserves (Mcf) (1) (2) (4)	71,752,100	35,375,400

Total proved reserves (Mcfe)	71,752,100	35,375,400

PV-10 estimate of cash flows of proved reserves (3) (4)	$107,351,500	$7,689,800

PV-10 estimate per investor partner unit (5)	$3,465	$235

Undiscounted estimate per investor partner unit (5)	$6,882	$1,263

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

(2)	“Proved developed oil and gas reserves” generally refers to reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3)	The present value of estimated future net cash flows is calculated by discounting estimated future net cash flows by 10% annually.

(4)	Please see Regulation S-X rule 4-10 for complete definitions of each reserve category.

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
Acreage. The table below presents, by state, the estimated acres of developed oil and gas acreage in which we had an interest at December 31, 2010. There was no undeveloped acreage at December 31, 2010.

	Developed Acreage
Location	Gross (1)	Net (2)
Pennsylvania	1,762.51	1,579.01
Tennessee	698.02	669.41
Michigan	1,840.00	1,752.00
Indiana	4,160.00	3,521.60

Total	8,460.53	7,522.02

(1)	A “gross” acre is an acre in which we own a working interest.

(2)	A “net” acre represents the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.

(3)
“Undeveloped acreage” means those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

Delivery Commitments. Atlas Energy markets our natural gas supply, which is principally located in the Appalachian region, primarily to Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and to third-party natural gas purchasers or marketers. We are not required to provide any fixed and determinable quantities of gas under any agreement.
The pricing arrangements with Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commission, or NYMEX, spot market price. The total price received for our gas is a combination of the monthly NYMEX spot price plus a basis adjustment. For example, the NYMEX spot price is the base price and there is an additional premium paid because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the “basis.”

Pricing for natural gas and oil has been volatile and uncertain for many years. The agreements with Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy Management, National Fuel Resources, Equitable Energy and the other third-party gas purchasers or marketers also permit Atlas Energy and its affiliates to implement gas forward sales transactions through those companies. Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to Atlas Energy, which then makes those arrangements available to us and its other partnerships. The price paid by Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market price. Also, Atlas Energy’s hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by Atlas Energy are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to six years in the future. The overall portion of our natural gas and oil portfolio that is hedged changes from time to time.
To assure that all financial instruments will be used solely for hedging price risks, and not for speculative purposes, Atlas Energy has established a committee to assure that all financial trading is done in compliance with Atlas Energy’s hedging policies and procedures. Atlas Energy does not intend to contract for positions that it cannot offset with actual production.

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

ITEM 4.	(REMOVED AND RESERVED)
None
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
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
Holders. As of December 31, 2010, we had 4,904 unit holders.
Distributions. Our MGP reviews our accounts monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds, which our MGP determines are not necessary for us to retain, to our partners. We will not advance or borrow funds for purposes of making distributions.
The determination of our revenues and costs is made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our MGP may only be made in conjunction with distributions to our limited partners. During the year ended December 31, 2010, we distributed $4,066,500 and $11,573,900 to our general and limited partners, respectively. During the period ended December 31, 2009, the partnership made no distributions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS
The following discussion provides information to assist in understanding our financial condition and result of operations. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this report.
We are a Delaware limited partnership, formed on June 9, 2009, with Atlas Resources, LLC serving as our Managing General Partner (Atlas Resources or “MGP”). Atlas Resources, LLC is an indirect subsidiary of Atlas Energy, Inc., (“Atlas Energy”) (NASDAQ: ATLS). Atlas Energy’s focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Energy with the personnel necessary to manage its assets and raise capital.
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formations, and other assets. As part of the transaction, Atlas Resources, LLC became an indirect subsidiary of AHD. Concurrent with the sale of assets by Atlas Energy to AHD, Atlas Energy and its subsidiaries completed a merger transaction with Chevron Corporation (“Chevron”), whereby Chevron acquired the assets of Atlas Energy in exchange for $38.25 per Atlas Energy share. Subsequent to the transaction, AHD changed its name to Atlas Energy, L.P.

Results of Operations. Partnership operations began in September 2009. The Partnership’s first wells were turned on-line in October 2009.
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

		Period
		June 9, 2009
		(date of formation)
	Year Ended	Through
	December 31,	December 31,
	2010	2009
Production revenues (in thousands):
Gas	$38,420	$1,483
Oil	3	—
Liquid	3	—

Total	$38,426	$1,483

Production volumes:
Gas (mcf/day) (1)	17,026	3,545
Oil (bbls/day) (1)	—	—
Liquid (bbls/day) (1)	—	—

Total (mcfe/day) (1)	17,026	3,545

Average sales price:
Gas (per mcf) (1) (2)	$6.18	$4.75
Oil (per bbl) (1)	$57.42	$—
Liquid (per bbl) (1)	$15.37	$—

Average production costs:
As a percent of revenues	30%	17%
Per mcfe (1)	$1.84	$.79

Depletion per mcfe	$3.21	$2.28

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(2)	The average sales price are calculated by including total revenue and dividing by the total volume for the period.
Natural Gas Revenues. Our natural gas revenues were $38,419,900 and $1,483,100 for the year ended December 31, 2010 and the period ended December 31, 2009, respectively, an increase of $36,936,800. The $36,936,800 increase in natural gas revenues for the year ended December 31, 2010 as compared to the prior year period was attributable to an increase in production volumes. Our production volumes increased to 17,026 mcf per day for the year ended December 31, 2010 from 3,545 mcf per day for the period ended December 31, 2009, an increase of 13,481 mcf per day. The overall increase in natural gas production volumes for the year ended December 31, 2010 as compared to the prior year period ended December 31, 2009 resulted from more wells being online in the current year.
The price we receive for our natural gas is primarily a result of the index-driven agreements with Sequent Energy Management, Equitable Gas, South Jersey Resources, LLC, Colonial Energy and our other natural gas purchasers. See Item 2 “Properties.” Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $2,600 for the year ended December 31, 2010. There were no oil revenues for the period ended December 31, 2009.
Natural Gas Liquids Revenue. The majority of our wells produce “dry gas,” which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas,” which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $2,700 for the year ended December 31, 2010.
Expenses. Production expenses were $11,405,600 and $246,700 for the year ended December 31, 2010 and period ended December 31, 2009, respectively, an increase of $11,158,900. This increase was due to more wells being online in the current year.
Depletion of oil and gas properties as a percentage of oil and gas revenues was 52% and 48% for the year ended December 31, 2010 and period ended December 31, 2009, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.
Impairment of oil and gas properties for the year ended December 31, 2010 was $34,817,000. Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value an impairment charge is recognized. This charge is based on reserve quantities, future market values and our carrying value. We cannot provide any assurance that impairment charges may or may not be taken in future periods.
General and administrative expenses were $148,800 and $42,000 for the year ended December 31, 2010 and period ended December 31, 2009, an increase of $106,800. This increase was due to more wells being online in the current year.
Liquidity and Capital Resources. Cash provided by operating activities was $18,673,100 for the year ended December 31, 2010. This increase was primarily due to an increase of net earnings before depletion, impairment and accretion of $26,258,200 and accrued liabilities of $471,500, partially offset by the change in accounts receivable-affiliate of $7,477,800 and a non-cash gain on derivative value of $578,800.
Cash used in investing activities decreased $135,998,500 to $46,501,500 for the year ended December 31, 2010, from $182,500,000 for the period ended December 31, 2009. This consisted of oil and gas well drilling contracts paid to our MGP.
Cash provided by financing activities was $4,547,200 for the year ended December 31, 2010. These include funds contributed by the investor partners of $20,187,600, less cash distributions to partners of $15,640,400. Cash provided by financing activities was $208,813,800 during the period ended December 31, 2009. This was due to partners’ capital contributions.
Our MGP may withhold funds for future plugging and abandonment costs. Through December 31, 2010, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
The Partnership is generally limited to the amount of funds generated by the cash flow from our operations, which we believe is adequate to fund future operation and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.

Critical Accounting Policies
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include depletion and depreciation, asset impairment, fair value of derivative instruments, and the probability of forecasted transactions. We summarize our significant accounting policies within our financial statements included in Item 8, “Financial Statements.” The critical accounting policies and estimates we have identified are discussed below.
Impairment of Long-Lived Assets. The cost of oil and gas properties, less estimated salvage value, is depleted on the units-of-production method and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States of America and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. During 2010, we recognized an impairment charge of $34,817,000, net of an offsetting gain in other comprehensive income of $578,800.
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
Asset Retirement Obligations. On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our operating assets. We also estimate the salvage value of equipment recoverable upon abandonment. Projecting future retirement cost estimates is difficult as it involves the estimation of many variables such as economic recoveries of reserves, future labor and equipment rates, future inflation rates and a credit adjusted risk free rate. To the extent future revisions to these assumptions impact the fair value of our existing asset retirement obligation, a corresponding adjustment is made to our oil and gas properties. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in their estimates or costs, could reduce our gross profit from operations.
Working Interest. Our Partnership Agreement establishes that revenues and expenses will be allocated to our MGP and limited partners based on their ratio of capital contributions to total contributions (“working interest”). Our MGP is also provided an additional working interest of 10% as provided in our agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership. As of December 31, 2010, $48,300 of net earnings resulting from the working interest adjustment was reclassified from our MGP’s capital account to the limited partner’s capital account.

ITEM 8.	FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Atlas Resources Public #18-2009 (C) L.P.
We have audited the accompanying balance sheet of Atlas Resources Public #18-2009 (C) L.P. (a Delaware Limited Partnership) as of December 31, 2010 and 2009, and the related statement of operations, comprehensive (loss) income, changes in partners’ capital, and cash flows for the year ended December 31, 2010 and the period June 9, 2009 (date of formation) through December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Resources Public #18-2009 (C) L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and the period June 9, 2009 (date of formation) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
March 30, 2011

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
BALANCE SHEETS
DECEMBER 31,

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,032,600	$26,313,800
Accounts receivable-affiliate	9,916,400	1,219,300
Short-term hedge receivable due from affiliate	9,352,300	3,639,400

Total current assets	22,301,300	31,172,500

Oil and gas properties, net	193,989,900	70,652,900
Construction in progress	—	122,532,400
Long-term hedge receivable due from affiliate	9,342,100	3,340,600

	$225,633,300	$227,698,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$521,300	$24,900
Short-term hedge liability due to affiliate	33,300	45,300

Total current liabilities	554,600	70,200

Asset retirement obligations	1,391,800	1,152,700
Long-term hedge liability due to affiliate	1,520,100	548,700

Partners’ capital:
Managing general partner	18,285,500	10,510,800
Investor subscriptions receivable	—	(20,187,700)
Limited partners (22,928.90 units)	187,319,100	229,217,700
Accumulated other comprehensive income	16,562,200	6,386,000

Total partners’ capital	222,166,800	225,926,800

	$225,633,300	$227,698,400

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND
FOR THE PERIOD JUNE 9, 2009 (date of formation) THROUGH DECEMBER 31, 2009

	2010	2009
REVENUES
Natural gas and oil	$38,425,200	$1,483,100
Interest income	3,000	—

Total revenues	38,428,200	1,483,100

COST AND EXPENSES
Production	11,405,600	246,700
Depletion	19,952,000	711,900
Impairment of oil and gas properties	34,817,000	—
Accretion of asset retirement obligation	74,200	—
General and administrative	148,800	42,000

Total expenses	66,397,600	1,000,600

Net (loss) earnings	$(27,969,400)	$482,500

Allocation of net (loss) earnings:
Managing general partner	$2,403,600	$266,200

Limited partners	$(30,373,000)	$216,300

Net (loss) earnings per investor partnership unit	$(1,325)	$9

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2010 AND
FOR THE PERIOD JUNE 9, 2009 (date of formation) THROUGH DECEMBER 31, 2009

	2010	2009

Net (loss) earnings	$(27,969,400)	$482,500
Other comprehensive income:
Unrealized holding gain on hedging contracts	19,031,800	6,413,400
Less: reclassification adjustment for gains realized in net earnings	(8,855,600)	(27,400)

Total other comprehensive income	10,176,200	6,386,000

Comprehensive (loss) income	$(17,793,200)	$6,868,500

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010 AND
FOR THE PERIOD JUNE 9, 2009 (date of formation) THROUGH DECEMBER 31, 2009

				Accumulated
	Managing		Investor	Other
	General	Limited	Subscription	Comprehensive
	Partner	Partners	Receivable	Income	Total

Balance at June 9, 2009	$100	$—	$—	—	$100

Partners’ capital contributions:
Capital contribution	—	229,001,400	(20,187,700)	—	208,813,700
Syndication and offering costs	23,779,100	—	—	—	23,779,100
Tangible equipment/leasehold costs	10,244,500	—	—	—	10,244,500

Total contributions	34,023,600	229,001,400	(20,187,700)	—	242,837,300

Syndication and offering costs, immediately charged to capital	(23,779,100)	—	—	—	(23,779,100)

	10,244,500	229,001,400	(20,187,700)	—	219,058,200

Participation in revenue and costs and expenses:
Net production revenues	370,900	865,500	—	—	1,236,400
Depletion	(92,100)	(619,800)	—	—	(711,900)
General and administrative	(12,600)	(29,400)	—	—	(42,000)

Net earnings	266,200	216,300	—	—	482,500

Other comprehensive income	—	—	—	6,386,000	6,386,000

Balance at December 31, 2009	$10,510,800	$229,217,700	$(20,187,700)	$6,386,000	$225,926,800

Partners’ capital contributions:
Syndication and offering adjustment
Total contributions	(60,300)	—	—	—	(60,300)

Syndication and offering costs, immediately charged to capital	60,300	—	—	—	60,300

	—	—	—	—	—

Participation in revenue and costs and expenses:
Net production revenues	7,025,100	19,994,500	—	—	27,019,600
Interest income	800	2,200	—	—	3,000
Depletion	(1,662,800)	(18,289,200)	—	—	(19,952,000)
Impairment of oil and gas properties	(2,901,600)	(31,915,400)	—	—	(34,817,000)
Accretion of asset retirement obligation	(19,300)	(54,900)	—	—	(74,200)
General and administrative	(38,600)	(110,200)	—	—	(148,800)

Net (loss) earnings	2,403,600	(30,373,000)	—	—	(27,969,400)

Other comprehensive income	—	—	—	10,176,200	10,176,200

Asset contributions	9,486,000	—	—	—	9,486,000

Working interest adjustment	(48,300)	48,300	—	—	—

Initial capital contribution returned	(100)	—	—	—	(100)

Distributions to partners	(4,066,500)	(11,573,900)	—	—	(15,640,400)

Subscription received	—	—	20,187,700	—	20,187,700

Balance at December 31, 2010	$18,285,500	$187,319,100	$—	$16,562,200	$222,166,800

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND
FOR THE PERIOD JUNE 9, 2009 (date of formation) THROUGH DECEMBER 31, 2009

	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$(27,969,400)	$482,500
Adjustments to reconcile net earnings to net cash used in operating activities:
Depletion	19,952,000	711,900
Non-cash gain on derivative value	(578,800)	—
Impairment of oil and gas properties	35,395,800	—
Accretion of asset retirement obligation	74,200	—
Increase in accounts receivable-affiliate	(8,697,100)	(1,219,300)
Increase in accrued liabilities	496,400	24,900

Net cash provided by operating activities	18,673,100	—

Cash flows from investing activities:
Oil and gas well drilling contracts paid to MGP	(46,501,500)	(182,500,000)

Net cash used in investing activities	(46,501,500)	(182,500,000)

Cash flows from financing activities:
Initial capital contribution by MGP	(100)	100
Partners’ capital contributions	20,187,700	208,813,700
Distributions to partners	(15,640,400)	—

Net cash provided by financing activities	4,547,200	208,813,800

Net (decrease) increase in cash and cash equivalents	(23,281,200)	26,313,800
Cash and cash equivalents at beginning of period	26,313,800	—

Cash and cash equivalents at end of period	$3,032,600	$26,313,800

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by the managing general partner:
Tangible equipment	$8,516,100	$7,996,500
Lease costs	969,900	2,248,000
Syndication and offering costs	(60,300)	23,779,100

	$9,425,700	$34,023,600

Asset retirement obligation	$164,900	$1,152,700

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
NOTE 1 — DESCRIPTION OF BUSINESS
Atlas Resources Public 18-2009 (C) L.P. (the “Partnership”) is a Delaware limited partnership, formed on June 9, 2009 with Atlas Resources, LLC serving as its Managing General Partner and Operator (Atlas Resources or “MGP”). Atlas Resources, LLC is an indirect subsidiary of Atlas Energy, Inc., (“Atlas Energy”) (NASDAQ: ATLS). Atlas Energy’s focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Energy with the personnel necessary to manage its assets and raise capital.
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formations, and other assets. Subsequent to the transaction, AHD changed its name to Atlas Energy, L.P. and assumed control of Atlas Resources.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.
The Partnership’s first year was a short period beginning on June 9, 2009 (date of formation) and ending December 31, 2009. The Partnership began well drilling operations on September 17, 2009 with our wells first production beginning during October 2009.
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
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the year ended December 31, 2010 and period ended December 31, 2009 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At December 31, 2010 the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
Fair Value of Financial Instruments
The carrying amounts of the Partnership’s cash and receivables approximate fair values because of the short maturities of these instruments.
Supplemental Cash Flow Information
The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the year ended December 31, 2010 and period ended December 31, 2009.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2010, the Partnership had $3,204,200 in deposits at one bank, of which $1,700 is insured by the Federal Deposit Insurance Corporation. At December 31, 2009, the Partnership had $26,313,800 at one bank, of which $26,313,800 is insured by the Federal Deposit Insurance Corporation, subject to the Fiduciary account provisions. No losses have been experienced on such investments.
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
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets. As a result of retirements, the Partnership reclassified $739,400 for the year ended December 31, 2010, from oil and gas properties to accumulated depletion.
There was no construction in progress (“CIP”) of oil and gas properties at December 31, 2010. At December 31, 2009, CIP was $122,532,400.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
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
During the year ended December 31, 2010, the Partnership recognized a $34,817,000 asset impairment related to oil and gas properties, net of an offsetting gain in accumulated other comprehensive income of $578,800. There was no asset impairment recorded for the period ended December 31, 2009. The impairment related to the carrying amount of the oil and gas properties being in excess of its estimate of their fair value at December 31, 2010. The estimate of fair value of these oil and gas properties was impacted by, among other factors, the deterioration of natural gas prices.
Working Interest
The Partnership Agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions (“working interest”). The MGP is also provided an additional working interest of 10% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership. As of December 31, 2010, $48,300 of net earnings resulting from the working interest adjustment was reclassified from the Partnership’s MGP’s capital account to the limited partner’s capital account.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at December 31, 2010 and 2009 of $7,055,900 and $1,249,200, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Asset Retirement Obligation
The Partnership recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities, or asset retirement obligations (see Note 5). The Partnership recognizes a liability for future asset retirement obligations in the current period if a reasonable estimate of the fair value of the liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.
Environmental Matters
The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Atlas Energy maintains insurance that may cover in whole or in part, certain environmental expenditures. For the year ended December 31, 2010 and period ended December 31, 2009, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income, these changes, other than net income, are referred to as “other comprehensive income (loss), and for the Partnership include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Adopted Accounting Standards
In April 2010, the FASB issued Accounting Standards Update 2010-14, “Accounting for Extractive Industries — Oil & Gas: Amendments to Paragraph 932-10-S99-1” (“Update 2010-14”). Update 2010-14 provides amendments to add the SEC’s Regulation S-X Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975” (“S-X Rule 4-10”) to Accounting Standards Codification (“ASC”) Topic 932 “Extractive Activities — Oil and Gas”. S-X Rule 4-10 was included in the SEC’s Final Rule, “Modernization of Oil and Gas Reporting, which became effective January 1, 2010. As Update 2010-14 only served to align the FASB’s ASC Topic 932 with the SEC’s S-X Rule 4-10, its adoption did not have a material impact on the Partnership’s financial position, results of operations or related disclosures.
In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“Update 2010-09”). Update 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting standards. The requirements of Update 2010-09 were effective upon its issuance on February 24, 2010. The requirements of Update 2010-09 were applied upon its adoption, and it did not have an impact on the Partnership financial position, results of operations or related disclosures.
In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurement and Disclosures (Topic (820) — Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Partnership). The requirements of Update 2010-06 were applied upon its adoption on January 1, 2010 and it did not have a material impact on the Partnership’s financial position, results of operations or related disclosures.
Major Customers
The Partnership’s natural gas is sold under contract to various purchasers. For the year ended December 31, 2010, sales to Sequent Energy Management, Equitable Gas, South Jersey Resources, LLC and Colonial Energy, Inc. accounted for 20%, 18%, 13% and 10%, respectively of total revenues. For the period ended December 31, 2009, sales to Equitable Gas and CIMA Energy, LTD. accounted for 77% and 23%, respectively, of total revenues. No other customers accounted for 10% or more of total revenues for the year ended December 31, 2010 or the period ended December 31, 2009.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
NOTE 3 — PARTICIPATION IN REVENUES AND COSTS
The MGP and the limited partners will generally participate in revenues and costs in the following manner:

	Managing
	General	Limited
	Partner	Partners
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues (1)	26%	74%
Operating costs, administrative costs, direct costs and all other operating costs (2)	26%	74%
Intangible drilling costs	0%	100%
Tangible equipment costs	40%	60%

(1)
Subject to the MGP’s subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the MGP will receive an additional 10% of the partnership revenues.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.
NOTE 4 — OIL AND GAS PROPERTIES
The following is a summary of oil and gas properties:

	December 31,
	2010	2009
Natural gas and oil properties:
Proved properties:
Leasehold interests	$3,178,000	$2,248,000
Wells and related equipment	246,132,200	69,116,800

	249,310,200	71,364,800

Accumulated depletion	(55,320,300)	(711,900)

	$193,989,900	$70,652,900

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 5 — ASSET RETIREMENT OBLIGATION
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
A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

		Period
		June 9, 2009
		(date of formation)
	Year Ended	Through
	December 31,	December 31,
	2010	2009
Asset retirement obligation at beginning of year	$1,152,700	$—
Liabilities incurred from drilling wells	83,400	1,152,700
Revision in estimates	81,500	—
Accretion expense	74,200	—

Asset retirement obligations at end of year	$1,391,800	$1,152,700

NOTE 6 — DERIVATIVE INSTRUMENTS
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

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)
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
Derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value. The Partnership reflected a net derivative asset on its balance sheets of $17,141,000 at December 31, 2010, however an unrealized gain of $578,800 recognized in income results in a net accumulated other comprehensive income balance of $16,562,200. The unrealized gain of $578,800 is comprised from the December 31, 2010 impairment. Of the remaining $16,562,200 net unrealized gain in accumulated other comprehensive income at December 31, 2010, if the fair values of the instruments remain at current market values, the Partnership will reclassify $9,004,400 of gains to the Partnership’s statements of operations over the next twelve month period as these contracts expire. Aggregate gains of $7,557,800 will be reclassified to the Partnership’s statements of operations in later periods as these remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes.
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010 and the period ended December 31, 2009, as well as the gain or loss recognized in the statements of operations for effective derivative instruments for the year ended December 31, 2010 and period ended December 31, 2009:
Fair Value of Derivative Instruments:

		Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	December 31,	December 31,	Balance sheet	December 31,	December 31,
Hedging Relationships	Location	2010	2009	Location	2010	2009

Commodity Contracts	Current Assets	$9,352,300	$3,639,400	Current liabilities	$(33,300)	$(45,300)
	Long-Term Assets	9,342,100	3,340,600	Long-term liabilities	(1,520,100)	(548,700)

Total Derivatives		$18,694,400	$6,980,000		$(1,553,400)	$(594,000)

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)
Effects of Derivative Instruments on Statement of Operations:

	Gain			Gain
	Recognized in OCI on Derivative			Reclassified from OCI into Net (Loss) Income
	(Effective Portion)			(Effective Portion)
		Period			Period
		June 9, 2009	Location of Gain		June 9, 2009
	Year	(date of formation)	Reclassified from	Year	(date of formation)
Derivatives in	Ended	Through	Accumulated	Ended	Through
Cash Flow	December 31,	December 31,	OCI into (Loss) Income	December 31,	December 31,
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Commodity Contracts	$19,031,800	$6,413,400	Natural Gas and Oil Revenue	$8,855,600	$27,400

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
In December 2010, the MGP, on behalf of the Partnership, allocated approximately $48,800 in net proceeds from the early settlement of natural gas derivative positions for production periods during 2012. The gain realized upon the early terminations of these derivative positions is reported in accumulated other comprehensive income and will be reclassified to the Partnership’s statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings. The $48,800 in net proceeds is recorded in the hedge receivable balance on the Partnership’s balance sheets at December 31, 2010.
As of December 31, 2010, Atlas Energy had allocated to the Partnership the following natural gas volumes hedged:
Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu) (1)	Asset (2)

2011	2,650,100	$6.978	$6,532,300
2012	1,574,000	7.478	3,748,600
2013	1,071,500	6.831	1,522,800
2014	443,000	5.941	174,800

			$11,978,500

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)
Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu) (1)	Asset/(Liability) (2)

2011	Puts purchased	1,346,300	$6.544	$2,820,000
2011	Calls sold	1,346,300	7.662	(33,300)
2012	Puts purchased	798,300	6.117	1,209,400
2012	Calls sold	798,300	7.343	(200,200)
2013	Puts purchased	1,346,200	5.862	1,943,600
2013	Calls sold	1,346,200	7.045	(857,800)
2014	Puts purchased	471,700	5.712	673,800
2014	Calls sold	471,700	6.819	(441,800)

				$5,113,700

			Total Net Asset	$17,092,200

(1)	MMBTU represents million British Thermal Units.

(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value.
Level 1 —	Unadjusted quoted prices in active markets for identical unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 —	Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 —	Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 6). The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Partnership estimates the fair value of asset retirement obligations using Level 3 inputs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Partnership; and estimated inflation rates (see Note 5).
NOTE 8 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership Agreement:
•
Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 18%. The cost of the wells includes reimbursement to the Partnership’s MGP of its general and administrative overhead cost. The Partnership paid $46,501,500 and $182,500,000 to its MGP for the year ended December 31, 2010 and period ended December 31, 2009, respectively.

•
The Partnership’s MGP contributed undeveloped leases necessary to cover each of the Partnership’s prospects and as of December 31, 2010 and 2009 received a credit to its capital account in the Partnership of $969,900 and $2,248,000, respectively.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred during the year ended December 31, 2010 and period ended December 31, 2009 were $70,500 and $2,600, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $975 per well per month for Marcellus wells, $1,500 per well per month for New Albany wells and $600 per well per month for horizontal Antrim Shale wells. For all other wells, a fee of $392 is charged per well per month for operating and maintaining the wells. Well supervision fees incurred during the year ended December 31, 2010 and period ended December 31, 2009 were $935,600 and $31,800, respectively.

•
Transportation fees, which are included in production expenses in the Partnership’s statements of operations, incurred during the year ended December 31, 2010 and period ended December 31, 2009 were $4,317,600 and $174,500, respectively.

•
Direct costs which are included in production and general administrative expenses in the Partnership’s statements of operations are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf. Direct costs incurred for the year ended December 31, 2010 and period ended December 31, 2009 were $6,230,700 and $79,800, respectively.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 8 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)
•
Assets contributed from the MGP, which are disclosed on the Partnership’s statements of cash flows as non-cash investing and financing activities, for the year ended December 31, 2010 and period ended December 31, 2009 were $9,486,000 and $10,244,500, respectively.

•
The MGP received an adjustment to its capital account of $60,300 for the year ended December 31, 2010 for fees, commissions and reimbursement costs to organize the Partnership. The MGP received a credit to its capital account of $23,779,100 for the period ended December 31, 2009 for fees, commissions and reimbursement costs to organize the Partnership.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable—affiliate on the Partnership’s balance sheets represents the net production revenues due from the MGP.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the investor partners (August 2010) and expiring 60 months from that date.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Subject to certain conditions, investor partners may present their interests beginning in 2014 for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the Partnership Agreement. The MGP is not obligated to purchase more than 5% of the units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.
Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month; per well to cover estimated future plugging and abandonment costs. As of December 31, 2010, the MGP has not withheld any such funds.
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
DECEMBER 31, 2010 AND 2009
NOTE 10 — NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)
(1)	Capitalized Costs Related to Oil and Gas Producing Activities
The following table presents the capitalized costs related to natural gas and oil producing activities at the period indicated:

	December 31,
	2010	2009
Mineral interest in proved properties:	$3,178,000	$2,248,000
Wells and related equipment	246,132,200	69,116,800
Accumulated depletion	(55,320,300)	(711,900)

Net capitalized cost	$193,989,900	$70,652,900

(2)	Oil and Gas Reserve Information
The preparation of the Partnership’s natural gas and oil reserve estimates were completed in accordance with its prescribed internal control procedures, which include verification of input data delivered to its third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2010, the Partnership retained Wright & Company, independent, third-party reserves engineers, to prepare a report of proved reserves. The reserves report included a detailed review of our properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2010. The Wright & Company report was prepared in accordance with generally accepted petroleum engineering and evaluation principles.
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

	Natural Gas	Oil	Liquid
	(Mcf)	(Bbls)	(Mcf)
Proved developed reserves:
Beginning of period	—	—	—
Extensions, discoveries and other additions	35,687,300	—	—
Production	(311,900)	—	—

Balance at December 31, 2009	35,375,400	—	—
Extensions, discoveries and other additions	42,591,300	40	200
Production	(6,214,600)	(40)	(200)

Balance at December 31, 2010	71,752,100	—	—

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 11 — SUBSEQUENT EVENTS
Atlas Energy, Inc. Asset Acquisition
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and parent of the general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formations, and other assets (“Asset Acquisition”). As part of the transaction, Atlas Resources, LLC became an indirect subsidiary of AHD. Concurrent with the Asset Acquisition, Atlas Energy and its subsidiaries completed a merger transaction with Chevron Corporation (“Chevron”), whereby each share of Atlas Energy was converted into the right to receive $38.25 in cash as well as a pro rata distribution of all AHD common units owned by Atlas Energy, and Atlas Energy became a wholly-owned subsidiary of Chevron (“Merger”). Subsequent to the Merger, AHD changed its name to Atlas Energy, L.P.
Laurel Mountain Sale
Concurrently with the completion of the Asset Acquisition, APL, an affiliate of the MGP, completed its sale to Atlas Energy Resources, LLC of its 49% non-controlling interest in the Laurel Mountain joint venture.
Hedge Monetization
In conjunction with the “Asset Acquisition,” Atlas Energy monetized all derivative contracts related to natural gas and oil production. The Partnership will share in the total available hedge gains with all other Partnerships sponsored by the MGP. Each Partnership will participate in the monetized funds based on its production volumes during the period of the original derivative contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting as of December 31, 2010 was effective.
This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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
Executive Officers and Directors. The executive officers and directors of our MGP will serve until their successors are elected. The executive officers and directors of our MGP are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	55	Chairman of the Board of Directors, Chief Executive Officer and President
Jeffrey C. Simmons	52	Executive Vice President — Operations and a Director
Jack L. Hollander	54	Senior Vice President — Direct Participation Programs
Sean P. McGrath	39	Chief Financial Officer

With respect to the biographical information set forth below:
•
the approximate amount of an individual’s professional time devoted to the business and affairs of our MGP and Atlas Energy have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our MGP, if it is stated that they devote approximately 100% of their professional time to our MGP and Atlas Energy, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our MGP and Atlas Energy as compared with the other affiliates of our MGP, such as Viking Resources or Resource Energy.

Freddie M. Kotek has been an Executive Vice President since February 2004 and served as a director from September 2001 until February 2004. Mr. Kotek has been Chairman of Atlas Resources, LLC since September 2001 and has served as an Executive Vice President since October 2009. He has also served as Chief Executive Officer and President of Atlas Resources since January 2002. Mr. Kotek was our Chief Financial Officer from February 2004 until March 2005. Mr. Kotek was a Senior Vice President of Resource America from 1995 until May 2004 and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May 2004. Kotek will devote approximately 95% of his professional time to the business and affairs of the MGP and Atlas Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc., and the remainder of his professional time to the business and affairs of the MGP’s other affiliates.
Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January 2001. Mr. Simmons has been an Executive Vice President of Atlas Energy since January 2001 and was a Director of Atlas Energy from January 2002 until February 2004. Mr. Simmons has been a Senior Vice President of Atlas Energy Management, Inc., since 2006. Mr. Simmons was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Simmons served as Vice President of Operations for the MGP from July 1999 until December 2000 and for Atlas Energy from 1998 until December 2000. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Mr. Simmons received his Bachelor of Science degree with honors from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 90% of his professional time to the business and affairs of the MGP, Atlas Energy, and the remainder of his professional time to the business and affairs of the MGP’s other affiliates, primarily Viking Resources and Resource Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.
Jack L. Hollander. Senior Vice President — Direct Participation Programs since January 2002 and before that he served as Vice President — Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President — Direct Participation Programs of Atlas Energy since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, and the Chairman of the Investment Program Association which is an industry association, as of March 2005. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Sean P. McGrath Chief Financial Officer. Mr. McGrath was Chief Accounting Officer of Atlas Energy and Atlas Energy Resources, LLC from December 2008 until February 2011. Mr. McGrath served as Chief Accounting Officer of Atlas Pipeline Holdings GP, LLC from January 2006 until November 2009 and as Chief Accounting Officer of Atlas Pipeline Partners GP, LLC from May 2005 until November 2009. Mr. McGrath was the Controller of Sunoco Logistics Partners L.P., a publicly-traded partnership that transports, terminals and stores refined products and crude oil, from 2002 until 2005. Mr. McGrath is a Certified Public Accountant.
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
As of December 31, 2010, we had 22,928.90 units outstanding. Although, subject to certain conditions, investor partners may present their units to us beginning in 2014 for purchase, the MGP is not obligated by the Partnership Agreement to purchase more than 5% of our total outstanding units in any calendar year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Oil and Gas Revenues. Our MGP is allocated 26% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 10.36% of our subscriptions, its payment of 40% of the tangible costs of drilling and completing our wells and its contributions to us of all of our oil and gas leases for a total capital contribution of $43,449,300. During the year ended December 31, 2010 and period ended December 31, 2009, our MGP received $7,025,100 and $370,900, respectively, of our net production revenues.
Leases. Following the final closing date, for the offering of our units to potential investors, which was December 31, 2009, our MGP contributed oil and gas leases to us covering 130 undeveloped prospects for the wells we drilled and received a credit to its capital account in the amount of $969,900 and $2,248,000 for the year ended December 31, 2010 and the period ended December 31, 2009, respectively.
Administrative Costs. Our MGP and its affiliates receive an unaccountable, fixed fee reimbursement for the administrative costs they incur on our behalf of $75 per well per month, which is proportionately reduced to the extent we acquired less than 100% of the working interest in a well. During the year ended December 31, 2010 and period ended December 31, 2009, our MGP received $70,500 and $2,600, respectively.
Direct Costs. Our MGP and its affiliates are reimbursed by us for all direct costs expended on our behalf. During the year ended December 31, 2010 and period ended December 31, 2009, we reimbursed our MGP $6,230,700 and $79,800, respectively, for direct costs.
Drilling Contracts. After the initial closing date of the offering of our units to investors, we entered into a drilling contract with our MGP to drill and complete 130 gross wells on our behalf. The total amount received by our MGP for drilling and completing the wells was $229,001,500.
Well Charges. Our MGP, as operator, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $975 per well per month for Marcellus wells, $1,500 per well per month for New Albany wells and $600 per well per month for horizontal Antrim Shale wells. For all other wells a fee of $392 is charged per well per month for operating and maintaining the wells. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. For the year ended December 31, 2010 and period ended December 31, 2009, our MGP received $935,600 and $31,800, respectively, for well supervision fees.
Dealer-Manager Fees. As part of the offering of our units to potential investors, Anthem Securities, Inc. an affiliate of our MGP and the dealer-manager of our initial offering received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a ..5% reimbursement of the selling agents’ accountable due diligence fees in the amount of $23,718,800.
Transportation Fees. We pay gathering fees to our MGP at a competitive rate for each mcf of our natural gas transported. For the year ended December 31, 2010 and period ended December 31, 2009, $4,317,600 and $174,500 was paid to our MGP for gathering fees. In turn, our MGP paid 100% of this amount to Atlas Energy for the use of its gathering system in transporting a majority of our natural gas production.
Other Compensation. For the year ended December 31, 2010, our MGP did not advance any funds to us, or did they provide us with any equipment, supplies or other services.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees. The aggregate fees recognized by the Partnership from our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2010 and period ended December 31, 2009, and for the reviews of the financial statements included in our quarterly reports on form 10-Q during such years were $33,200 and $9,100, respectively.
Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Pursuant to its charter, the Audit Committee of Atlas Energy, Inc. is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. We do not have a separate audit committee.
PART IV

ITEM 15.	EXHIBITS
EXHIBIT INDEX

		Description	Location

4	(a)	Certificate of Limited Partnership for Atlas Resources Public 18-2009 (C) L.P.	Previously filed in our Form S-1/A on October 10, 2007

4	(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas Resources 18-2009 (C) L.P. (1)	Previously filed in our Form S-1/A on October 10, 2007

4	(c)	Drilling and Operating Agreement for Atlas Resources Public 18-2009 (C) L.P. (1)	Previously filed in our Form S-1/A on October 10, 2007

23.1		Consent of Wright and Company, Inc.

31.1		Rule 13a-14(a)/15(d) — 14 (a) Certification

31.2		Rule 13a-14(a)/15(d) — 14 (a) Certification.

32.1		Section 1350 Certification.

32.2		Section 1350 Certification.

99.1		Summary Reserve Report

(1)	Filed on October 15, 2008 in the Form S-1 Registration Statement dated October 15, 2008, File No. 333-150925-01

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas Resources Public 18-2009 (C) L.P.

Atlas Resources, LLC, Managing General Partner

Date: March 30, 2011	By:	/s/ Freddie M. Kotek Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2011	By:	/s/ Freddie M. Kotek Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: March 30, 2011	By:	/s/ Jeffrey C. Simmons Jeffrey C. Simmons, Executive Vice President — Operations

Date: March 30, 2011	By:	/s/ Sean P. McGrath Sean P. McGrath, Chief Financial Officer
Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers
An annual report will be furnished to security holders subsequent to the filing of this report.