Form 10-Q
period 2011-03-31
Atlas Resources Public #18-2009 (C) L.P.
filed 2011-05-13
CIK 1433833

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,157,700	$3,032,600
Accounts receivable — affiliate	15,809,300	9,916,400
Short-term hedge receivable due from affiliate	—	9,352,300

Total current assets	18,967,000	22,301,300

Oil and gas properties, net	189,625,100	193,989,900
Long-term hedge receivable due from affiliate	—	9,342,100
Long-term receivable due from affiliate	6,877,300	—

	$215,469,400	$225,633,300

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$434,600	$521,300
Short-term hedge liability due to affiliate	—	33,300

Total current liabilities	434,600	554,600

Asset retirement obligation	1,412,700	1,391,800
Long-term hedge liability due to affiliate	—	1,520,100

Partners’ capital:
Managing general partner	17,513,600	18,285,500
Limited partners (22,928.90 units)	182,381,200	187,319,100
Accumulated other comprehensive income	13,727,300	16,562,200

Total partners’ capital	213,622,100	222,166,800

	$215,469,400	$225,633,300

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES
Natural gas and oil	$10,100,200	$5,581,900
Total revenues	500	—

	10,100,700	5,581,900
COSTS AND EXPENSES
Production	2,196,400	1,542,700
Depletion	4,513,100	2,735,100
Accretion of asset retirement obligation	20,900	18,500
General and administrative	46,800	24,700

Total costs and expenses	6,777,200	4,321,000

Net income	$3,323,500	$1,260,900

Allocation of net income:
Managing general partner	$1,562,600	$732,400

Limited partners	$1,760,900	$528,500

Net income per limited partnership unit	$77	$23

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED
March 31, 2011
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income/(Loss)	Total

Balance at January 1, 2011	$18,285,500	$187,319,100	$16,562,200	$222,166,800

Participation in revenues and expenses:
Net production revenues	1,888,800	6,015,000	—	7,903,800
Interest	100	400	—	500
Depletion	(308,700)	(4,204,400)	—	(4,513,100)
Accretion of asset retirement obligation	(5,500)	(15,400)	—	(20,900)
General and administrative	(12,100)	(34,700)	—	(46,800)

Net income	1,562,600	1,760,900	—	3,323,500

Other comprehensive loss	—	—	(2,834,900)	(2,834,900)

Distributions to partners	(2,482,800)	(6,698,800)	—	(9,181,600)

Asset contributions	148,300	—	—	148,300

Balance at March 31, 2011	$17,513,600	$182,381,200	$13,727,300	$213,622,100

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,323,500	$1,260,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	4,513,100	2,735,100
Non-cash loss on derivative value	81,700	—
Accretion of asset retirement obligation	20,900	18,500
Decrease (increase) in accounts receivable-affiliate	1,325,000	(3,241,500)
(Decrease) increase in accrued liabilities	(86,700)	164,000

Net cash provided by operating activities	9,177,500	937,000

Cash flows from investing activities:
Oil and gas well drilling contracts paid to MGP	—	(46,501,500)

Net cash used in financing activities	—	(46,501,500)

Cash flows from financing activities:
Initial capital contribution by MGP	—	(100)
Partners’ capital contribution	—	20,187,700
Distributions to partners	(9,052,400)	—

Net cash (used in) provided by financing activities	(9,052,400)	20,187,600

Net increase (decrease) in cash and cash equivalents	125,100	(25,376,900)
Cash and cash equivalents at beginning of period	3,032,600	26,313,800

Cash and cash equivalents at end of period	$3,157,700	$936,900

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Lease costs	$—	$334,000
Tangible drilling costs	148,300	4,774,800

	$148,300	$5,108,800

Asset retirement obligation	$—	$83,400

Distribution to managing general partner	$129,200	$—

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas Resources Public 18-2009 (C) L.P. (the “Partnership”) is a Delaware limited partnership, formed on June 9, 2009 with Atlas Resources, LLC serving as its Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities.
Atlas Resources’ focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Resources is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Resources with the personnel necessary to manage its assets and raise capital.
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates (Continued)
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three months ended March 31, 2011 and 2010 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2011 and December 31, 2010, the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
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
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets. Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the statements of operations. During the three months ended March 31, 2011, the MGP was reimbursed $467,600 that was previously reclassified from oil and gas properties to accumulated depletion as of result of retirements.

	March 31,	December 31,
	2011	2010
Proved properties:
Leasehold interests	$3,178,000	$3,178,000
Wells and related equipment	246,748,100	246,132,200

	249,926,100	249,310,200

Accumulated depletion	(60,301,000)	(55,320,300)

	$189,625,100	$193,989,900

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
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
The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties, less the applicable accumulated depletion, and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no impairment charge recognized during the three months ended March 31, 2011. During the year ended December 31, 2010, the Partnership recognized an impairment charge of $34,817,000, net of an offsetting gain in accumulated other comprehensive income of $578,800.
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
March 31, 2011
(Unaudited)
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at March 31, 2011 and December 31, 2010 of $5,643,100 and $7,055,900, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Recently Adopted Accounting Standards
As of the date of this filing, there are no newly issued accounting standards which impacted the presentation of the attached financial statements that have not already been adopted.
NOTE 3 — ASSET RETIREMENT OBLIGATION
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

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 3 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2011	2010
Asset retirement obligation at beginning of period	$1,391,800	$1,152,700
Liabilities incurred from drilling wells	—	83,400
Accretion expense	20,900	18,500

Asset retirement obligation at end of period	$1,412,700	$1,254,600

NOTE 4 — COMPREHENSIVE INCOME
Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive income” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges. A reconciliation of the Partnership’s comprehensive income for the periods indicated is as follows:

	Three Months Ended
	March 31, 2011
	2011	2010
Net income	$3,323,500	$1,260,900
Other comprehensive income:
Unrealized holding gain on hedging contracts	925,900	4,672,700
Less: reclassification adjustment for gains realized in net income	(3,760,800)	(369,900)

Total other comprehensive (loss) income	(2,834,900)	4,302,800

Comprehensive income	$488,600	$5,563,700

NOTE 5 — DERIVATIVE INSTRUMENTS
The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP enters into financial instruments to hedge the Partnership’s forecasted natural gas and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Historically, the MGP has entered into natural gas and crude oil future option contracts and collar contracts on behalf of the Partnership to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.
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
Prior to the acquisition on February 17, 2011 (“the Transferred Business”), ATLS monetized its derivative instruments related to the Transferred Business. The monetized proceeds relate to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its Drilling Partnerships. At March 31, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $7,217,900 in accounts receivable-affiliate and $6,877,300 in long-term receivable-affiliate with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue over the period of the original instruments’ contracts. As a result of the early settlement of natural gas and oil derivative positions and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheets in other comprehensive income of $13,727,300 as of March 31, 2011. Unrealized gains, net of the MGP’s interest, previously recognized into income as a result of prior period impairments were $367,900 for the year ended December 31, 2010. The MGP’s portion of the unrealized gains were written off as a result of the Transferred Business. For the three months ended March 31, 2011, the Partnership reclassified $129,200 of unrealized gains previously recognized into income from prior period impairments related to the MGP from a hedge receivable due from affiliate to a distribution to the MGP. As such $129,200 was recorded as a distribution to partners on the statement of changes in partners’ capital. During the period, $639,100 of monetized proceeds were recorded by the Partnership and allocated to the limited partners only. Of the remaining $13,727,300 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $7,044,600 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $6,682,700 in later periods.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statements of operations for the three months ended March 31, 2011 and 2010:
Fair Value of Derivative Instruments:

		Fair Value
	Balance Sheet	December 31,
Derivatives in Cash Flow Hedging Relationships	Location	2010

Derivative Commodity Contracts	Current Assets	$9,352,300
	Long-Term Assets	9,342,100

		18,694,400

	Current liabilities	(33,300)
	Long-term liabilities	(1,520,100)

		(1,553,400)

	Total	$17,141,000

Effects of Derivative Instruments on Statements of Operations:

	Gain		Location of Gain	Gain
	Recognized in OCI on Derivative		Reclassified from Accumulated	Reclassified from OCI into Income
Derivatives in	Three Months Ended		OCI into Income	Three Months Ended
Cash Flow	March 31,	March 31,		March 31,	March 31,
Hedging Relationship	2011	2010		2011	2010

Commodity contracts	$925,900	$4,672,700	Natural gas and oil revenue	$3,760,800	$369,900

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership used a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 5). The Partnership’s commodity derivative contracts were valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Partnership estimates the fair value of asset retirement obligations using Level 3 inputs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Partnership; and estimated inflation rates (see Note 3).
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership Agreement:
•
Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 18%. The cost of the wells includes reimbursement to the Partnership’s MGP of its general and administrative overhead cost. No amounts were paid by the Partnership to its MGP during the three months ended March 31, 2011. The Partnership paid $46,501,500 to its MGP during the three months ended March 31, 2010.

•
The Partnership’s MGP contributed undeveloped leases necessary to cover each of the Partnership’s prospects and received a credit to its capital account. No credits were received by the MGP for the three months ended March 31, 2011. A $334,000 credit was received for the three months ended March 31, 2010.

•
Monthly well supervision fees which are included in production expenses in the Partnerships statements of operations are payable at $975 per well, per month for Marcellus wells, $1,500 per well, per month for New Albany and Indiana wells and $600 per well per month for horizontal Antrim Shale wells. For all other wells, a fee of $392 is charged per well, per month for operating and maintaining the wells. Well supervision fees incurred were $298,000 and $132,200 for the three months ended March 31, 2011 and 2010, respectively.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2011 and 2010 were $22,300 and $11,500, respectively.

•
Transportation fees, which are included in production expenses in the Partnership’s statements of operations, incurred for the three months ended March 31, 2011 and 2010 were $1,193,100 and $631,900, respectively.

•
Assets contributed from the MGP which are disclosed on the Partnership’s statements of cash flows as a non-cash activity for the three months ended March 31, 2011 and 2010 were $148,300 and $5,108,800, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s balance sheets represents the net production revenues due from the MGP.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (August 2010) and expiring 60 months from that date.

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
General
We are a Delaware limited partnership, formed on June 9, 2009 with Atlas Resources, LLC serving as our Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities.
Atlas Resources’ focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Resources is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Resources with the personnel necessary to manage its assets and raise capital.
We have drilled and currently operate wells located in Pennsylvania, Tennessee, Michigan, and Indiana. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Holdings Operating Company, LLC for administrative services.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2011
(Unaudited)
Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs, and depletion during the periods indicated:

	Three Months Ended
	March 31
	2011	2010
Production revenues (in thousands):
Gas	$10,100	$5,582
Liquid	1	—

Total	$10,101	$5,582

Production volumes:
Gas (mcf/day) (1)	18,470	9,659
Liquid (bbl/day) (1)	1	—

Total (mcfe/day) (1)	18,476	9,659

Average sales prices: (2)
Gas (per mcf) (1) (3)	$6.12	$6.42
Liquid (per bbl) (1)	$14.54	$—

Average production costs:
As a percent of revenues	22%	28%
Per mcfe (1)	$1.32	$1.77

Depletion per mcfe	$2.71	$3.15

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

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $81,700 for the three months ended March 31, 2011. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $10,099,600 and $5,581,900 for the three months ended March 31, 2011 and 2010, respectively, an increase of $4,517,700 (81%). The $4,517,700 increase in natural gas revenues for the three months ended March 31, 2011 as compared to the prior year period was attributable to a $5,092,400 increase in production volumes, partially offset by a $574,700 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes increased to 18,470 mcf per day for the three months ended March 31, 2011 from 9,659 mcf per day for the three months ended March 31, 2010, an increase of 8,811 mcf per day (91%). These increases were due to more of our wells being put on-line and producing larger volumes of natural gas for the three months ended March 31, 2011 as compared to the prior year similar period.
Natural Gas Liquids Revenue. The majority of our wells produce “dry gas,” which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas,” which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $600 for the three months ended March 31, 2011. There were no natural gas liquids revenues for the three months ended March 31, 2010.
Costs and Expenses. Production expenses were $2,196,400 and $1,542,700 for the three months ended March 31, 2011 and 2010, respectively, an increase of $653,700 (42%). The increase for the three months ended March 31, 2011 was primarily attributable to an increase in transportation fees, which are affected by an increase in production volumes.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 45% and 49% for the three months ended March 31, 2011 and 2010, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.
General and administrative expenses for the three months ended March 31, 2011 and 2010, were $46,800 and $24,700, respectively, an increase of $22,100 (89%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP, and vary from year to year due to the timing and billing of the costs and services provided to us.
Liquidity and Capital Resources
Cash provided by operating activities increased $8,240,500 in the three months ended March 31, 2011 to $9,177,500 as compared to $937,000 for the three months ended March 31, 2010. This increase was due to an increase in net income before depletion and accretion of $3,843,000 and an increase of a net non-cash loss on derivative values of $81,700. In addition, the change in accrued liabilities decreased operating cash flows by $250,700 and the change in accounts receivable-affiliate increased operating cash flows by $4,566,500 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Cash used in investing activities was $46,501,500 during the three months ended March 31, 2010. This consisted of an oil and gas well drilling contracts paid to the MGP. There was no cash used in investing activities during the three months ended March 31, 2011.
Cash used in financing activities was $9,052,400 during the three months ended March 31, 2011. This consisted of distributions to partners. Cash provided by financing activities was $20,187,600 during the three months ended March 31, 2010. This was due to partners’ capital contributions.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2010.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (August 2010) and expiring 60 months from that date.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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
Atlas Resources Public 18-2009 (C) L.P.

Atlas Resources, LLC, Managing General Partner
Date: May 13, 2011	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2011	By:	/s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President — Operations

Date: May 13, 2011	By:	/s/ Sean P. McGrath
Sean P. McGrath, Chief Financial Officer