Form 10-Q
period 2011-06-30
Atlas Resources Public #18-2009 (C) L.P.
filed 2011-08-15
CIK 1433833

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Issuer’s telephone number, including area code: (412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of June 30, 2011 and December 31, 2010	3

Statements of Operations for the Three Months and Six Months ended June 30, 2011 and 2010	4

Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2011	5

Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010	6

Notes to Financial Statements	7-15

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19

Item 4: Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 6: Exhibits	20

SIGNATURES	21

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,109,700	$3,032,600
Accounts receivable — affiliate	13,637,300	9,916,400
Short-term hedge receivable due from affiliate	—	9,352,300

Total current assets	15,747,000	22,301,300

Oil and gas properties, net	185,835,900	193,989,900
Long-term hedge receivable due from affiliate	—	9,342,100
Long-term receivable affiliate	5,534,600	—

	$207,117,500	$225,633,300

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$363,700	$521,300
Short-term hedge liability due to affiliate	—	33,300

Total current liabilities	363,700	554,600

Asset retirement obligation	1,433,600	1,391,800
Long-term hedge liability due to affiliate	—	1,520,100

Partners’ capital:
Managing general partner	16,482,400	18,285,500
Limited partners (22,928.90 units)	177,247,200	187,319,100
Accumulated other comprehensive income	11,590,600	16,562,200

Total partners’ capital	205,320,200	222,166,800

	$207,117,500	$225,633,300

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES
Natural gas, oil and liquid gas	$8,298,200	$9,734,100	$18,398,400	$15,316,000
Interest income	500	600	1,000	600

Total revenues	8,298,700	9,734,700	18,399,400	15,316,600

COSTS AND EXPENSES
Production	2,139,000	2,523,500	4,335,400	4,066,200
Depletion	4,076,800	4,616,000	8,589,900	7,351,100
Accretion of asset retirement obligation	20,900	18,600	41,800	37,100
General and administrative	44,400	37,100	91,200	61,800

Total costs and expenses	6,281,100	7,195,200	13,058,300	11,516,200

Net income	$2,017,600	$2,539,500	$5,341,100	$3,800,400

Allocation of net income:
Managing general partner	$883,500	$1,430,100	$2,446,100	$2,162,500

Limited partners	$1,134,100	$1,109,400	$2,895,000	$1,637,900

Net income per limited partnership unit	$49	$48	$126	$71

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED
June 30, 2011
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income/(Loss)	Total

Balance at January 1, 2011	$18,285,500	$187,319,100	$16,562,200	$222,166,800

Participation in revenues and expenses:
Net production revenues	3,079,900	10,983,100	—	14,063,000
Interest	300	700	—	1,000
Depletion	(599,400)	(7,990,500)	—	(8,589,900)
Accretion of asset retirement obligation	(10,900)	(30,900)	—	(41,800)
General and administrative	(23,800)	(67,400)	—	(91,200)

Net income	2,446,100	2,895,000	—	5,341,100

Other comprehensive loss	—	—	(4,971,600)	(4,971,600)

Distributions to partners	(4,685,100)	(12,966,900)	—	(17,652,000)

Asset contributions	435,900	—	—	435,900

Balance at June 30, 2011	$16,482,400	$177,247,200	$11,590,600	$205,320,200

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,341,100	$3,800,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	8,589,900	7,351,100
Non-cash loss on hedge instruments	141,400	—
Accretion of asset retirement obligation	41,800	37,100
Decrease (increase) in accounts receivable-affiliate	2,643,300	(8,549,500)
(Decrease) increase in accrued liabilities	(157,600)	307,600

Net cash provided by operating activities	16,599,900	2,946,700

Cash flows from investing activities:
Oil and gas well drilling contracts paid to MGP	—	(46,501,500)

Net cash used in investing activities	—	(46,501,500)

Cash flows from financing activities:
Initial capital contribution by MGP	—	(100)
Partners’ capital contribution	—	20,187,700
Distributions to partners	(17,522,800)	—

Net cash (used in) provided by financing activities	(17,522,800)	20,187,600

Net decrease in cash and cash equivalents	(922,900)	(23,367,200)
Cash and cash equivalents at beginning of period	3,032,600	26,313,800

Cash and cash equivalents at end of period	$2,109,700	$2,946,600

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by (returned to) managing general partner:
Lease costs	$(300)	$969,800
Tangible drilling costs	174,500	7,326,100
Intangible drilling costs	261,700	—

	$435,900	$8,295,900

Asset retirement obligation	$—	$83,400

Distribution to managing general partner	$129,200	$—

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas Resources Public 18-2009 (C) L.P. (the “Partnership”) is a Delaware limited partnership and was formed on June 9, 2009 with Atlas Resources, LLC serving as its Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities.
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
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
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
June 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates (Continued)
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of the Partnership’s customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2011 and December 31, 2010, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
Oil and Gas Properties
Oil and gas properties are stated at cost. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized. The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil is converted to a gas equivalent basis (“Mcfe”) at the rate of one barrel equals 6 Mcf.
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets. During the six months ended June 30, 2011, the MGP was reimbursed directly from a vendor $468,500 that was previously reclassified from oil and gas properties to accumulated depletion as a result of retirements. In addition, the Partnership reduced the MGP’s contributed capital.

	June 30,	December 31,
	2011	2010
Proved properties:
Leasehold interests	$3,177,700	$3,178,000
Wells and related equipment	247,036,900	246,132,200

	250,214,600	249,310,200

Accumulated depletion	(64,378,700)	(55,320,300)

Oil and gas properties, net	$185,835,900	$193,989,900

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
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
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no impairment charge recognized during the three and six months ended June 30, 2011. During the year ended December 31, 2010, the Partnership recognized an impairment charge of $34,817,000, net of an offsetting gain in accumulated other comprehensive income of $578,800.
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
June 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition
The Partnership generally sells natural gas and crude oil at prevailing market prices. Revenue is recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil in which the Partnership has an interest with other producers are recognized on the basis of the Partnership’s percentage ownership of the working interest. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index with certain adjustments based on proximity to gathering and transmission lines and the quality of its natural gas.
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at June 30, 2011 and December 31, 2010 of $4,960,600 and $7,055,900, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Recently Adopted Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update 2011-05 amends the FASB Accounting Standards Codification to provide an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income, and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in partners’ capital. These changes apply to both annual and interim financial statements. Update 2011-05 will be effective for public entities’ fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership will apply the requirements of Update 2011-05 upon its effective date of January 1, 2012, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.
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

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 3 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Asset retirement obligation at beginning of period	$1,412,700	$1,254,600	$1,391,800	$1,152,700
Liabilities incurred from drilling wells	—	—	—	83,400
Accretion expense	20,900	18,600	41,800	37,100

Asset retirement obligation at end of period	$1,433,600	$1,273,200	$1,433,600	$1,273,200

NOTE 4 — DERIVATIVE INSTRUMENTS
The MGP, on behalf of the Partnership, used a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP entered into financial instruments to hedge the Partnership’s forecasted natural gas and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the Partnership received or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
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

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Prior to the acquisition on February 17, 2011 of “the Transferred Business”, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds relate to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its Drilling Partnerships. At June 30, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $6,364,200 in accounts receivable-affiliate and $5,534,600 in long-term receivable-affiliate with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ contracts. As a result of the monetization and the early settlement of natural gas and oil derivative instruments and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheets in other comprehensive income of $11,590,600 as of June 30, 2011. Unrealized gains, net of the MGP’s interest, previously recognized into income as a result of prior period impairments included in accumulated other comprehensive income were $308,200 for the year ended December 31, 2010. The MGP’s portion of the unrealized gains was written-off as part of the terms related to the acquisition of the Transferred Business. For the six months ended June 30, 2011, the Partnership reclassified $129,200 of unrealized gains previously recognized into income from prior period impairments related to the MGP from a hedge receivable due from affiliate to a non-cash distribution to the MGP. As such, $129,200 was recorded as a distribution to partners on the statement of changes in partners’ capital. During the six months ended June 30, 2011, $2,217,300 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the remaining $11,590,600 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $6,214,200 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $5,376,400 in later periods.
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statements of operations for the three and six months ended June 30, 2011 and 2010:
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

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Effects of Derivative Instruments on Statements of Operations:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2011	2010	2011	2010
Derivative in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivatives
	Commodity Contracts	$—	$69,400	$515,400	$4,742,100

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2011	2010	2011	2010
Location of Gain Reclassified from Accumulated OCI into Income	Gain Reclassified from OCI into Net Income
	Gas and Oil Revenue	$2,164,800	$2,112,800	$5,925,600	$2,482,700

NOTE 5 — COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive (loss) income” and for the Partnership includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges, and changes in the estimated amount of future monetized proceeds to be received (See Note 4). The monetized proceeds included in accounts receivable affiliate have been allocated to the Partnership based on estimated future production in relation to all other Partnerships’ future production eligible to receive monetized hedge proceeds. As actual production is realized, there may be a corresponding difference in the Partnership’s actual share of monetized hedge proceeds received, than what was previously estimated. This component is shown as “Difference in estimated monetized gains receivable.” The following table sets forth the calculation of the Partnership’s comprehensive (loss) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$2,017,600	$2,539,500	$5,341,100	$3,800,400
Other comprehensive income (loss):
Unrealized holding gain on hedging contracts	—	69,400	515,400	4,742,100
MGP portion of non-cash loss on hedge instruments	—	—	129,200	—
Difference in estimated monetized gains receivable	28,100	—	309,400	—
Less: reclassification adjustment for gains realized in net income	(2,164,800)	(2,112,800)	(5,925,600)	(2,482,700)

Total other comprehensive (loss) income	(2,136,700)	(2,043,400)	(4,971,600)	2,259,400

Comprehensive (loss) income	$(119,100)	$496,100	$369,500	$6,059,800

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership used a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 4). The Partnership’s commodity derivative contracts were valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.
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
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement:
•
Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 18%. The cost of the wells includes reimbursement to the Partnership’s MGP of its general and administrative overhead cost. No amounts were paid by the Partnership to its MGP during the six months ended June 30, 2011. The Partnership paid $46,501,500 to its MGP during the six months ended June 30, 2010.

•
The Partnership’s MGP contributed undeveloped leases necessary to cover each of the Partnership’s prospects and received a credit to its capital account. For the six months ended June 30, 2011, $300 was returned to the MGP. For the six months ended June 30, 2010, the MGP contributed $969,800

ATLAS RESOURCES PUBLIC 18-2009 (C) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)
•
Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations, are payable at $975 per well per month for Marcellus wells, $1,500 per well per month for New Albany wells, and $600 per well per month for horizontal Antrim Shale wells. For all other wells, a fee of $392 is charged per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2011 were $286,400 and $584,400, respectively. Well supervision fees incurred for the three and six months ended June 30, 2010 were $227,400 and $359,600, respectively.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2011 were $20,700 and $43,000, respectively. Administrative costs incurred for the three and six months ended June 30, 2010 were $16,000 and $27,500, respectively.

•
Transportation fees, which are included in production expenses in the Partnership’s statements of operations, incurred for the three months and six months ended June 30, 2011 were $939,800 and $2,132,900, respectively. Transportation fees incurred for the three and six months ended June 30, 2010 were $1,015,800 and $1,647,700, respectively.

•
Assets contributed from the MGP which are disclosed on the Partnership’s statements of cash flows as a non-cash activity for the six months ended June 30, 2011 and 2010 were $435,900 and $8,295,900, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. “Accounts receivable-affiliate” on the Partnership’s balance sheets represents the net production revenues due from the MGP.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (August 2010) and expiring 60 months from that date.

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
Overview
The following discussion provides information to assist in understanding our financial condition and result of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our managing general partner, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:
•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparation of reports for us and government agencies.
The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our managing general partner or its affiliates. Also, beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2011, our managing general partner had not withheld any funds for this purpose. Our managing general partner intends to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.
Markets and Competition
The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production. During 2011 and 2010, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.
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

Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Production revenues (in thousands):
Gas	$8,297	$9,730	$18,396	$15,312
Oil	—	3	—	3
Liquid	1	1	2	1

Total	$8,298	$9,734	$18,398	$15,316

Production volumes:
Gas (mcf/day) (1)	16,707	16,732	17,584	13,215
Oil (bbls/day) (1)	—	—	—	—
Liquid (bbl/day) (1)	1	1	1	—

Total (mcfe/day) (1)	16,713	16,738	17,590	13,215

Average sales prices: (2)
Gas (per mcf) (1) (3)	$5.50	$6.39	$5.82	$6.40
Oil (per bbl) (1)	$—	$57.42	$—	$57.42
Liquid (per bbl) (1)	$15.74	$17.55	$15.32	$17.55

Average production costs:
As a percent of revenues	26%	26%	24%	27%
Per mcfe (1)	$1.41	$1.66	$1.36	$1.70

Depletion per mcfe	$2.68	$3.03	$2.70	$3.07

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

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $59,700 and $141,400 for the three and six months ended June 30, 2011, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $8,296,900 and $9,730,300 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $1,433,400 (15%). The $1,433,400 decrease in natural gas revenues for the three months ended June 30, 2011 as compared to the prior year similar period was attributable to a $1,419,100 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $14,300 decrease in production volumes. Our production volumes decreased to 16,707 mcf per day for the three months ended June 30, 2011 from 16,732 mcf per day for the three months ended June 30, 2010, a decrease of 25 mcf per day.
Our natural gas revenues were $18,396,500 and $15,312,200 for the six months ended June 30, 2011 and 2010, respectively, an increase of $3,084,300 (20%). The $3,084,300 increase in natural gas revenues for the six months ended June 30, 2011 as compared to the prior year similar period was attributable to a $5,062,500 increase in production volumes, partially offset by a $1,978,200 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes increased to 17,584 mcf per day for the six months ended June 30, 2011 from 13,215 mcf per day for the six months ended June 30, 2010, an increase of 4,369 mcf per day (33%). These increases were due to more of our wells being put into production and producing larger volumes of natural gas for the six months ended June 30, 2011 as compared to the prior year similar period.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. We had no oil revenues for the three and six months ended June 30, 2011. Our oil revenues were $2,600 for the three months and six months ended June 30, 2010.
Natural Gas Liquids Revenue. The majority of our wells produce “dry gas,” which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas,” which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $1,300 and $1,900, for the three and six months ended June 30, 2011, respectively. Our natural gas liquids revenues were $1,200 for the three and six months ended June 30, 2010.
Costs and Expenses. Production expenses were $2,139,000 and $2,523,500 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $384,500 (15%). Production expenses were $4,335,400 and $4,066,200 for the six months ended June 30, 2011 and 2010, respectively, an increase of $269,200 (7%). The decrease for the three months ended June 30, 2011 was due to lower variable expenses. The increase for the six months ended June 30, 2011 was due to an increase in transportation fees, which are affected by an increase in production volumes.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 49% and 47% for the three months ended June 30, 2011 and 2010, respectively; and 47% and 48% for the six months ended June 30, 2011 and 2010, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.
General and administrative expenses for the three months ended June 30, 2011 and 2010 were $44,400 and $37,100, respectively, an increase of $7,300 (20%). For the six months ended June 30, 2011 and 2010 these expenses were $91,200 and $61,800, respectively, an increase of $29,400 (48%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The increases for the three and six months ended June 30, 2011 was primarily due to higher third-party costs as compared to the prior year similar period due to more wells being put into production.
Liquidity and Capital Resources
Cash provided by operating activities increased $13,653,200 in the six months ended June 30, 2011 to $16,599,900 as compared to $2,946,700 for the six months ended June 30, 2010. This increase was due to an increase in net income before depletion and accretion of $2,784,200 and an increase of net non-cash loss on hedge instruments of $141,400. In addition, the change in accrued liabilities decreased operating cash flows by $465,200 and the change in accounts receivable-affiliate increased operating cash flows by $11,192,800 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Cash used in investing activities was $46,501,500 during the six months ended June 30, 2010. This consisted of oil and gas well drilling contracts paid to the MGP. There was no cash used in investing activities during the six months ended June 30, 2011.
Cash used in financing activities was $17,522,800 during the six months ended June 30, 2011. This consisted of distributions to partners. Cash provided by financing activities was $20,187,600 during the six months ended June 30, 2010. This was due to partners’ capital contributions.
Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2011, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.

Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (August 2010) and expiring 60 months from that date.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s financial condition or results of operations.

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public 18-2009 (C) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive data file

(1)	Filed on October 15, 2008 in the Form S-1 Registration Statement dated October 15, 2008, File No. 333-150925-01.

SIGNATURES
Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas Resources Public 18-2009 (C) L.P.

ATLAS RESOURCES, LLC, Managing General Partner
Date: August 12, 2011	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2011	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer