Form 10-Q
period 2013-06-30
Atlas Resources Public #18-2009 (C) L.P.
filed 2013-08-13
CIK 1433833

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Condensed Financial Statements (Unaudited)...........................................................................................................

	Condensed Balance Sheets as of June 30, 2013 and December 31, 2012........................................	3

	Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012	4

	Condensed Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012	5

	Condensed Statement of Changes in Partners’ Capital for the six months ended June 30, 2013	6

	Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012.	7

	Notes to Condensed Financial Statements...................................................................................................................	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations...	18

Item 4:	Controls and Procedures...........................................................................................................................................................	22

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings...........................................................................................................................................................................	22

Item 6:	Exhibits.....................................................................................................................................................................................................	22

SIGNATURES...		23

CERTIFICATIONS...		24

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents...............................................................................................	$ 2,208,800	$ 2,506,900
Accounts receivable trade-affiliate.............................................................................	7,573,200	8,490,500
Accounts receivable monetized gains-affiliate...................................................	1,379,400	2,756,300
Current portion of derivative assets...........................................................................	735,500	666,200
Total current assets.................................................................................................................	11,896,900	14,419,900

Oil and gas properties, net.................................................................................................	149,686,500	160,960,600
Long-term derivative assets.............................................................................................	574,700	644,200
	$ 162,158,100	$ 176,024,700

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities.......................................................................................................................	$ 94,200	$ 291,200
Total current liabilities..............................................................................................................	94,200	291,200

Asset retirement obligation.................................................................................................	2,003,800	1,950,800
Long-term put premiums payable-affiliate..............................................................	313,300	122,500

Commitments and contingencies...................................................................................	—	—

Partners’ capital:
Managing general partner’s interest............................................................................	17,381,700	17,524,500
Limited partners’ interest (22,928.90 units)...........................................................	140,035,600	152,286,400
Accumulated other comprehensive income..........................................................	2,329,500	3,849,300
Total partners' capital..............................................................................................................	159,746,800	173,660,200
	$ 162,158,100	$ 176,024,700

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES
Natural gas and liquids..........................................	$ 9,084,900	$ 4,196,500	$ 17,822,900	$ 8,437,900
Interest income............................................................	100	100	200	400
Total revenues.............................................................	9,085,000	4,196,600	17,823,100	8,438,300

COSTS AND EXPENSES
Production.......................................................................	2,415,300	1,493,900	4,722,700	3,372,000
Depletion..........................................................................	5,950,100	3,705,500	12,388,000	6,586,500
Accretion of asset retirement obligation..	26,500	23,700	53,000	47,300
General and administrative................................	42,800	43,500	93,900	93,200
Total costs and expenses..................................	8,434,700	5,266,600	17,257,600	10,099,000
Net income (loss)......................................................	$ 650,300	$ (1,070,000)	$ 565,500	$ (1,660,700)

Allocation of net income (loss):
Managing general partner...................................	$ 1,051,500	$ 166,100	$ 1,992,100	$ 293,400
Limited partners..........................................................	$ (401,200)	$ (1,236,100)	$ (1,426,600)	$ (1,954,100)
Net loss per limited partnership unit............	$ (17)	$ (54)	$ (62)	$ (85)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)............................................................................................................................	$ 650,300	$ (1,070,000)	$ 565,500	$ (1,660,700)
Other comprehensive income (loss):
Unrealized holding gain (loss) on cash flow hedging contracts.................	2,269,100	(61,400)	470,800	(61,400)
Difference in estimated hedge gains receivable.....................................................	76,400	(274,000)	54,800	(237,800)
Reclassification adjustment for gains realized in net loss from cash flow hedges	(888,900)	(911,400)	(2,045,400)	(2,141,900)
Total other comprehensive income (loss).....................................................................	1,456,600	(1,246,800)	(1,519,800)	(2,441,100)
Comprehensive income (loss)...............................................................................................	$ 2,106,900	$ (2,316,800)	$ (954,300)	$ (4,101,800)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED

June 30, 2013

(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total
			(Cash Flow Hedges)

Balance at January 1, 2013	$ 17,524,500	$ 152,286,400	$ 3,849,300	$ 173,660,200

Participation in revenues and expenses:
Net production revenues..............................	$ 3,154,800	$ 9,945,400	$—	$ 13,100,200
Interest income.....................................................	100	100	—	200
Depletion...................................................................	(1,122,000)	(11,266,000)	—	(12,388,000)
Accretion of asset retirement obligation	(14,700)	(38,300)	—	(53,000)
General and administrative.........................	(26,100)	(67,800)	—	(93,900)
Net income (loss)...............................................	1,992,100	(1,426,600)	—	565,500

Other comprehensive loss..........................	—	—	(1,519,800)	(1,519,800)

Subordination........................................................	(1,622,800)	1,622,800	—	—

Asset contributions..........................................	1,145,500	—	—	1,145,500

Distributions to partners................................	(1,657,600)	(12,447,000)	—	(14,104,600)

Balance at June 30, 2013	$ 17,381,700	$ 140,035,600	$ 2,329,500	$ 159,746,800

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)............................................................................................................................................	$ 565,500	$ (1,660,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion................................................................................................................................................................	12,388,000	6,586,500
Non-cash loss on derivative value....................................................................................................	48,100	68,700
Accretion of asset retirement obligation.......................................................................................	53,000	47,300
Decrease in accounts receivable-affiliate...................................................................................	917,300	1,564,700
Decrease in accrued liabilities..............................................................................................................	(197,000)	(583,000)
Net cash provided by operating activities....................................................................................	13,774,900	6,023,500

Cash flows from investing activities:
Purchase of tangible equipment.............................................................................................................	(10,900)	—
Proceeds from the sale of tangible equipment............................................................................	42,500	3,700
Net cash provided by investing activities.......................................................................................	31,600	3,700

Cash flows from financing activities:
Distributions to partners............................................................................................................................	(14,104,600)	(7,087,700)
Net cash used in financing activities...............................................................................................	(14,104,600)	(7,087,700)

Net decrease in cash and cash equivalents.............................................................................	(298,100)	(1,060,500)
Cash and cash equivalents at beginning of period...............................................................	2,506,900	1,621,800
Cash and cash equivalents at end of period.............................................................................	$ 2,208,800	$ 561,300

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible drilling costs...................................................................................................................................	$ 1,029,000	$ 192,800
Intangible drilling costs................................................................................................................................	116,600	919,800
	$ 1,145,600	$ 1,112,600

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

The Partnership’s operating cash flows are generated from its wells, which produce natural gas and oil. Produced natural gas and oil is then delivered to market through affiliated and or third-party gas gathering systems. The Partnership does not plan to sell any of its wells and intends to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. The Partnership expects that no other wells will be drilled and no additional funds will be required for drilling.

The accompanying condensed financial statements, which are unaudited, except that the condensed balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 may not necessarily be indicative of the results of operations for the year ended December 31, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In management's opinion, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC").

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and six months ended June 30, 2013 and 2012 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At June 30, 2013 and December 31, 2012, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $12,388,000 and $6,586,500 for the six months ended June 30, 2013 and 2012, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

The following is a summary of oil and gas properties at the dates indicated:

	June 30,	December 31,
	2013	2012
Proved properties:
Leasehold interests.................................................................................................	$ 3,177,900	$ 3,177,900
Wells and related equipment.............................................................................	253,472,600	252,358,600
Total natural gas and oil properties..............................................................	256,650,500	255,536,500

Accumulated depletion and impairment....................................................	(106,964,000)	(94,575,900)
Oil and gas properties, net.................................................................................	$ 149,686,500	$ 160,960,600

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There were no impairments recorded during the three and six months ended June 30, 2013 and 2012. During the year ended December 31, 2012, the Partnership recognized an impairment charge of $312,000.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL's, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at June 30, 2013 and December 31, 2012 of $5,355,900 and $6,053,800, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Loss

Comprehensive loss includes net (loss) income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net (loss) income. These changes, other than net (loss) income, are referred to as "other comprehensive loss" and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Asset retirement obligation at beginning of period	$ 1,977,300	$ 1,878,800	$ 1,950,800	$ 1,855,200
Accretion expense	26,500	23,700	53,000	47,300
Asset retirement obligation at end of period	$ 2,003,800	$ 1,902,500	$ 2,003,800	$ 1,902,500

NOTE 4 - DERIVATIVE INSTRUMENTS

The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally swaps, collars and options, in connection with the Partnership’s commodity price risk management activities. Management enters into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under commodity-based swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $1,310,200 at June 30, 2013.

At June 30, 2013, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps - Limited Partners

Production
Period Ending
December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu)(1)	(per MMBtu)(1)
2013	1,411,200	$ 3.864	$ 310,800
2014	2,217,600	4.095	410,400
2015	756,000	4.224	62,900
2016	300,200	4.460	38,500
			$ 822,600

Natural Gas Put Options - Limited Partners

Production
Period Ending
December 31,	Option Type	Volumes	Average Strike	Fair Value Asset (2)
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	250,200	$ 3.45	$ 28,800
2014	Puts purchased	417,100	3.80	133,100
2015	Puts purchased	333,700	4.00	126,500
2016	Puts purchased	333,700	4.15	135,300
				$ 423,700

		Limited Partner’s Commodity Derivatives, net		$ 1,246,300

Natural Gas Fixed Price Swaps - Managing General Partner

Production
Period Ending
December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
(MMBtu)(1)	(per MMBtu)(1)
2013	781,200	$3.725	$ 63,900

Managing General Partner’s Commodity Derivatives	$ 63,900

Total Commodity Derivatives, net	$ 1,310,200

________________

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward New York Mercantile Exchange (“NYMEX”) natural gas prices, as applicable.

The following table summarizes the gain or loss recognized in the statements of operations for the three and six months ended June 30, 2013 and 2012:

Effects of Derivative Instruments on statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gain (loss) from cash flow hedges recognized in accumulated other comprehensive income	$ 2,269,100	$ (61,400)	$ 470,800	$ (61,400)
Gain from cash flow hedges reclassified from accumulated other comprehensive income into natural gas and liquids revenues	$ 888,900	$ 911,400	$ 2,045,400	$ 2,141,900

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

The Partnership recognized gains of $888,900 and $911,400 for the three months ended June 30, 2013 and 2012, respectively, on settled contracts covering commodity production. The Partnership recognized gains of $2,045,400 and $2,141,900 for the six months ended June 30, 2013 and 2012, respectively, on settled contracts covering commodity production. These gains were included within gas and oil production revenue in the Partnership’s statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At December 31, 2012 the MGP had a secured hedge facility agreement with a syndicate of banks under which the Partnership will have the ability to enter into derivative contracts to manage its exposure to commodity price movements. Under the MGP’s revolving credit facility the Partnership is required to utilize this secured hedge facility for future commodity risk management activity. The Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the MGP. The MGP administers the commodity price risk management activity for the Partnership under the secured hedge facility. The secured hedge facility agreement contains covenants that limit the Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets. As of June 30, 2013 only the Partnership’s natural gas swaps are included in the secured hedge facility.

Monetized Gains

Prior to February 17, 2011 (date of the Transferred Business), Atlas Energy Inc., (“AEI”) monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business. AEI also monetized derivative instruments that were specifically related to the future natural gas and oil production of the Partnership. At June 30, 2013 and December 31, 2012, remaining hedge monetization cash proceeds of $1,618,400 and $2,993,400 related to the amounts hedged on behalf of the Partnerships’ limited partners were included within accounts receivable monetized gains-affiliate, respectively, and $287,100 and $598,400 in long-term put premiums payable-affiliate, respectively, on the Partnership’s balance sheets. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At June 30, 2013 and December 31, 2012, the put premiums were recorded as short-term payables to affiliate of $239,000 and $237,100, respectively, and long-term payables to affiliate of $600,400 and $720,900, respectively.  Furthermore, the current portion of the put premium liability was included in accounts receivable monetized gains-affiliate and the long-term receivable monetized gains-affiliate was included in long term put premiums payable-affiliate in the Partnership’s balance sheets, presenting the impact of offsetting the related party assets and liabilities. The put premiums included on the Partnership’s balance sheets are allocable to the limited partners only.

The following table summarizes the gross and net fair values of the Partnership’s derivative and affiliate balances, presenting the impact of offsetting the derivative and related party assets and liabilities on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts	Gross Amounts	Net Amount of Assets
	of Recognized	Offset in the	Presented in the
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets

As of June 30, 2013
Accounts receivable monetized gains-affiliate	$ 1,618,400	$ (239,000)	$ 1,379,400
Long-term receivable monetized gains-affiliate	287,100	(287,100)	0
	$ 1,905,500	$ (526,100)	$ 1,379,400

Current portion of derivative receivables.......	$ 867,800	$ (132,300)	$ 735,500
Long-term derivative receivables.........................	605,300	(30,600)	574,700
Long-term derivative liability.....................................	11,700	(11,700)	0
	$ 1,484,800	$ (174,600)	$ 1,310,200

Total derivative assets and affiliate balance	$ 3,390,300	$ (700,700)	$ 2,689,600

As of December 31, 2012
Accounts receivable monetized gains-affiliate	$ 2,993,400	$ (237,100)	$ 2,756,300
Long-term receivable monetized gains-affiliate	598,400	(598,400)	0
	$ 3,591,800	$ (835,500)	$ 2,756,300

Current portion of derivative receivables.......	$ 696,200	$ (30,000)	$ 666,200
Long-term derivative receivables.........................	750,400	(106,200)	644,200
Current portion of derivative liability...................	20,300	(20,300)	0
Long-term derivative liability.....................................	3,800	(3,800)	0
	$ 1,470,700	$ (160,300)	$ 1,310,400

Total derivative assets and affiliate balance	$ 5,062,500	$ (995,800)	$ 4,066,700

			Net Amount
	Gross Amounts	Gross Amounts	of Liabilities
	of Recognized	Offset in the	Presented in the
	Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Liabilities

As of June 30, 2013

Put premiums payable-affiliate................................	$ (239,000)	$ 239,000	$ 0
Long-term put premiums payable-affiliate......	(600,400)	287,100	(313,300)
	$ (839,400)	$ 526,100	$ (313,300)

Current portion of derivative receivables.......	$ (132,300)	$ 132,300	$ 0
Long-term derivative receivable............................	(29,600)	29,600	0
Long-term derivative liability.....................................	(12,700)	12,700	0
	(174,600)	174,600	0

Total derivative liabilities and affiliate balance	$ (1,014,000)	$ 700,700	$ (313,300)

As of December 31, 2012

Put premiums payable-affiliate................................	$ (237,100)	$ 237,100	$ 0
Long-term put premiums payable-affiliate......	(720,900)	598,400	(122,500)
	$ (958,000)	$ 835,500	$ (122,500)

Current portion of derivative receivable..........	$ (29,500)	$ 29,500	$ 0
Long-term derivative receivable............................	(74,000)	74,000	0
Current portion of derivative liability...................	(20,900)	20,900	0
Long-term derivative liability.....................................	(35,900)	35,900	0
	$ (160,300)	$ 160,300	$ 0

Total derivative liabilities and affiliate balance	$ (1,118,300)	$ 995,800	$ (122,500)

Accumulated Other Comprehensive Income (Loss)

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheets in accumulated other comprehensive income of $2,329,500 as of June 30, 2013. Included in other comprehensive income are unrealized gains of $46,800 net of the MGP interest, that were recognized into earnings as a result of oil and gas property impairments during prior periods. During the current year, $1,413,000  of net gains were recorded by the Partnership and allocated only to the limited partners. During the current year, $117,400 of net losses were recorded by the Partnership and allocated only to the MGP. Of the remaining $2,329,500 of net unrealized gains in accumulated other comprehensive income, the Partnership will reclassify $2,071,800 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $257,700 in later periods.

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

Information for assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 was as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2013
Derivative assets, gross
Commodity swaps.......................	$ 0	$ 1,061,100	$ 0	$ 1,061,100
Commodity puts..............................	0	423,700	0	423,700
Total derivative assets, gross	$ 0	$ 1,484,800	$ 0	$ 1,484,800
Derivative liabilities, gross
Commodity swaps.......................	$ 0	$ (174,600)	$ 0	$ (174,600)

Total derivatives, fair value, net	$ 0	$ 1,310,200	$ 0	$ 1,310,200

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Derivative assets, gross
Commodity swaps.......................	$ 0	$ 829,000	$ 0	$ 829,000
Commodity puts..............................	0	641,700	0	641,700
Total derivative assets, gross	$ 0	$ 1,470,700	$ 0	$ 1,470,700
Derivative liabilities, gross
Commodity swaps.......................	$ 0	$ (160,300)	$ 0	$ (160,300)

Total derivatives, fair value, net	$ 0	$ 1,310,400	$ 0	$ 1,310,400

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2013 and 2012.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Monthly well supervision fees, which are included in production expenses in the Partnership’s statements of operations are payable at $975 per well per month for Marcellus wells, $1,500 per well per month for New Albany wells, and $600 per well per month for horizontal Antrim Shale wells. For all other wells, a fee of $392 is charged per well per month for operating and maintaining the wells. Transportation fees are included in production expenses in the Partnership’s statements of operations and are generally payable at 13% of the natural gas sales price. The following table provides information with respect to these costs and the periods incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Administrative....................................................	$ 24,200	$ 22,800	$ 48,600	$ 45,500
Supervision.........................................................	318,300	305,300	640,800	608,300
Transportation...................................................	1,119,100	447,300	2,230,300	916,500
Total...........................................................................	$ 1,461,600	$ 775,400	$ 2,919,700	$ 1,570,300

In addition, assets contributed from the MGP, which are disclosed on the Partnership’s statement of cash flows as a non-cash activity, for the six months ended June 30, 2013 and 2012 were $1,145,600 and $1,112,600. The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

Subordination by Managing General Partner

Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues so that the limited partners receive a return of at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the limited partners (August 2010) and expiring 60 months from that date. The MGP subordinated $1,622,800 of its net production revenue to the limited partners for the six months ended June 30, 2013.

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

Beginning one year after each of the Partnership's wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2013, the MGP has not withheld any such funds. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices, the natural decline in well production, and current and future plugging services and costs.

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

Our operating cash flows are generated from our wells, which produce natural gas and oil. Our produced natural gas and oil is then delivered to market through affiliated and or third-party gas gathering systems. We do not plan to sell any of our wells and intend to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. We expect that no other wells will be drilled and no additional funds will be required for drilling.

Overview

The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated and or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2013, our MGP had not withheld any funds for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs, and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Production revenues (in thousands):
Gas...........................................................................	$ 9,084	$ 4,195	$ 17,821	$ 8,436
Liquid.......................................................................	1	1	2	2
Total..........................................................................	$ 9,085	$ 4,196	$ 17,823	$ 8,438

Production volumes:
Gas (mcf/day) (1)..........................................	22,432	16,415	23,344	14,537
Liquid (bbl/day) (1)........................................	1	1	1	1
Total (mcfe/day) (1)......................................	22,438	16,421	23,350	14,543

Average sales prices: (2)
Gas (per mcf) (1) (3)..................................	$ 4.46	$ 2.83	$ 4.23	$ 3.21
Liquid (per bbl) (1).........................................	$ 20.12	$ 12.90	$ 18.22	$ 13.37

Production costs:
As a percent of revenues.......................	27%	36%	26%	40%
Per mcfe (1).......................................................	$ 1.18	$ 1.00	$ 1.12	$ 1.27

Depletion per mcfe........................................	$ 2.91	$ 2.48	$ 2.93	$ 2.49

___________

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $26,400 and $36,400 for the three months ended June 30, 2013 and 2012, respectively. Previously recognized derivative gains were $48,100 and $68,700 for the six months ended June 30, 2013 and 2012, respectively.

Natural Gas Revenues. Our natural gas revenues were $9,083,600 and $4,195,300 for the three months ended June 30, 2013 and 2012, respectively, an increase of $4,888,300  (117%). The $4,888,300 increase in natural gas revenues for the three months ended June 30, 2013 as compared to the prior year similar period was attributable to a $3,349,400 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, and a $1,538,900 increase in production volumes. Our production volumes increased to 22,432 mcf per day for the three months ended June 30, 2013 from 16,415 mcf per day for the three months ended June 30, 2012, an increase of 6,017 mcf per day (37%). The overall increase in natural gas production volumes for the three months ended June 30, 2013 as compared to the prior year similar period resulted primarily from an increase in the number of producing wells.

Our natural gas revenues were $17,821,100 and $8,436,100 for the six months ended June 30, 2013 and 2012, respectively, an increase of $9,385,000  (111%). The $9,385,000 increase in natural gas revenues for the six months ended June 30, 2013 as compared to the prior year similar period was attributable to a $4,348,200 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, and a $5,036,800 increase in production volumes. Our production volumes increased to 23,344 mcf per day for the six months ended June 30, 2013 from 14,537 mcf per day for the six months ended June 30, 2012, an increase of 8,807 mcf per day (61%). The overall increase in natural gas production volumes for the six months ended June 30, 2013 as compared to the prior year similar period resulted primarily from an increase in the number of producing wells.

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas”, which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas”, which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $1,300 and $1,200 for the three months ended June 30, 2013 and 2012, respectively. Our natural gas liquids revenues were $1,800 and $1,800 for the six months ended June 30, 2013 and 2012, respectively.

Costs and Expenses. Production expenses were $2,415,300 and $1,493,900 for the three months ended June 30, 2013 and 2012, respectively, an increase of $921,400  (62%). Production expenses were $4,722,700 and $3,372,000 for the six months ended June 30, 2013 and 2012, respectively, an increase of $1,350,700  (40%). The increases for the three and six months ended June 30, 2013 were mostly due to increases in transportation costs resulting from increased production volumes.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 65% and 88% for the three months ended June 30, 2013 and 2012, respectively, and 70% and 78% for the six months ended June 30, 2013 and 2012, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2013 and 2012 were $42,800 and $43,500, respectively, a decrease of $700  (2%). For the six months ended June 30, 2013 and 2012, these expenses were $93,900 and $93,200, respectively, an increase of $700  (1%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The changes for the three and six months ended June 30, 2013 were primarily due to third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities increased $7,751,400 in the six months ended June 30, 2013 to $13,774,900 as compared to $6,023,500 for the six months ended June 30, 2012. This increase was due to an increase in net income before depletion and accretion of $8,033,400 and the change in accrued liabilities of $386,000, partially offset by a decrease in the change in a net non-cash loss on hedge instruments of $20,600. In addition, the change in accounts receivable trade-affiliate decreased  $647,400 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Cash provided by investing activities was $31,600 for the six months ended June 30, 2013 representing the net of $42,500 in proceeds from the sale of tangible equipment and $10,900 for the purchase of tangible equipment. Cash provided by investing activities was $3,700 for the six months ended June 30, 2012 from the sale of tangible equipment.

Cash used in financing activities increased $7,016,900 during the six months ended June 30, 2013 to $14,104,600 from $7,087,700 for the six months ended June 30, 2012. This increase was due to an increase in cash distributions to partners.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP's financial condition or results of operations.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas Resources Public #18-2009 (C) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive Data File

____________

(1)	Filed on October 15, 2008 in the Form S-1 Registration Statement dated October 15, 2008, File No. 333-150925-02

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public #18-2009 (C) L.P.

ATLAS RESOURCES, LLC, Managing General Partner

Date: August 13, 2013	By:/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2013	By:/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer