Form 10-Q
period 2016-09-30
Atlas Resources Public #18-2009 (C) L.P.
filed 2016-11-21
CIK 1433833

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$258,200	$170,900
Accounts receivable trade–affiliate	1,262,800	1,332,000
Current portion of derivative assets	108,700	1,012,600
Total current assets	1,629,700	2,515,500
Gas and oil properties, net	33,359,400	35,360,600
Long-term asset retirement receivable-affiliate	196,900	136,900
Total assets	$35,186,000	$38,013,000

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$65,600	$49,700
Put premiums payable-affiliate	-	197,700
Total current liabilities	65,600	247,400
Asset retirement obligations	3,337,000	3,225,100
Commitments and contingencies (Note 6)
Partners’ capital:
Managing general partner’s interest	2,265,900	2,384,400
Limited partners’ interest (22,928.90 units)	29,517,300	32,155,400
Accumulated other comprehensive income	200	700
Total partners’ capital	31,783,400	34,540,500
Total liabilities and partners’ capital	$35,186,000	$38,013,000

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Natural gas	$1,353,500	$1,355,400	$3,762,600	$5,571,600
Gain on mark-to-market derivatives	14,900	369,300	21,700	593,900
Total revenues	1,368,400	1,724,700	3,784,300	6,165,500
COSTS AND EXPENSES
Production	678,300	935,700	2,178,500	3,014,000
Depletion	635,100	673,500	2,001,200	2,086,400
Impairment	-	186,200	-	186,200
Accretion of asset retirement obligations	37,300	43,700	111,900	130,900
General and administrative	39,000	38,500	118,300	114,100
Total costs and expenses	1,389,700	1,877,600	4,409,900	5,531,600
Net (loss) income	$(21,300)	$(152,900)	$(625,600)	$633,900
Allocation of net (loss) income:
Managing general partner	$116,700	$36,400	$227,400	$461,700
Limited partners	$(138,000)	$(189,300)	$(853,000)	$172,200
Net (loss) income per limited partnership unit	$(6)	$(8)	$(37)	$8

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income	$(21,300)	$(152,900)	$(625,600)	$633,900
Other comprehensive loss:
Difference in estimated hedge receivable	-	(49,900)	-	(148,900)
Reclassification adjustment to net (loss) income of mark-to-market gains on cash flow hedges	(200)	49,400	(500)	147,300
Total other comprehensive loss	(200)	(500)	(500)	(1,600)
Comprehensive (loss) income	$(21,500)	$(153,400)	$(626,100)	$632,300

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED

September 30, 2016

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$2,384,400	$32,155,400	$700	$34,540,500
Participation in revenues, costs and expenses:
Net production revenues	467,200	1,116,900	-	1,584,100
Gain on mark-to-market derivatives	-	21,700	-	21,700
Depletion	(175,500)	(1,825,700)	-	(2,001,200)
Accretion of asset retirement obligations	(31,300)	(80,600)	-	(111,900)
General and administrative	(33,000)	(85,300)	-	(118,300)
Net income (loss)	227,400	(853,000)	-	(625,600)
Other comprehensive loss	-	-	(500)	(500)
Distributions to partners	(345,900)	(1,785,100)	-	(2,131,000)
Balance at September 30, 2016	$2,265,900	$29,517,300	$200	$31,783,400

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2016	2015
Cash flows from operating activities:
Net (loss) income	$(625,600)	$633,900
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion	2,001,200	2,086,400
Impairment	-	186,200
Non-cash loss on derivative value	705,700	317,800
Accretion of asset retirement obligations	111,900	130,900
Changes in operating assets and liabilities:
Decrease in accounts receivable trade-affiliate	69,200	1,692,400
Increase in asset retirement receivable-affiliate	(60,000)	(93,700)
Increase (decrease) in accrued liabilities	15,900	(14,300)
Net cash provided by operating activities	2,218,300	4,939,600
Cash flows from investing activities:
Proceeds from sale of tangible equipment	-	36,100
Net cash provided by investing activities	-	36,100
Cash flows from financing activities:
Distributions to partners	(2,131,000)	(4,975,700)
Net cash used in financing activities	(2,131,000)	(4,975,700)
Net change in cash	87,300	-
Cash at beginning of period	170,900	-
Cash at end of period	$258,200	$-

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public #18-2009 (C) L.P. is a Delaware limited partnership, formed on June 9, 2009 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan is a leading sponsor and manager of tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTC: ATLS) is a publicly traded company and operates Titan and the MGP through a 2% preferred member interest in Titan.

The Partnership has drilled and currently operates wells located in Pennsylvania, Tennessee and Indiana. We have no employees and rely on our MGP for management, which in turn, relies on Atlas Energy Group for administrative services.

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

The condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2015, which is derived from audited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 may not necessarily be indicative of the results of operations for the year ended December 31, 2016.

Atlas Resource Partners, L.P. Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, Atlas Resource Partners, L.P. (“ARP”) and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that reduced debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby were being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

ARP and the MGP operated the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, all suppliers, vendors, employees, royalty owners, trade partners and landlords were unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms were maintained. To assure ordinary course operations, ARP and the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership was not a party to the Restructuring Support Agreement. The ARP Restructuring did not materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. In June 2016, the MGP transferred $676,700 of funds to the Partnership based on projected monthly distributions to its limited partners over the next several months to ensure accessible distribution funding coverage in accordance with the Partnership’s operations and partnership agreements in the event the MGP experienced a prolonged restructuring period as the MGP performs all administrative and management functions for the Partnership. As of September 30, 2016, the Partnership has used these funds for distributions. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner would not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group was not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring did not have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

On August 26, 2016, an order confirming ARP’s Plan was entered by the Bankruptcy Court.  On September 1, 2016, ARP’s Plan became effective and ARP emerged as Titan.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, these conditions may raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership is not able to continue as a going concern, the Partnership will liquidate.  If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

The significant risks and uncertainties related to the Partnership’s ability to fund its operations may raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Liquidity and Capital Resources of the MGP

The MGP’s primary sources of liquidity are cash generated from operations, capital raised through its drilling partnership program, and borrowings under its credit facilities.  The MGP’s primary cash requirements are operating expenses, debt service including interest, and capital expenditures.

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, could negatively impact the MGP’s ability to remain in compliance with the covenants under its credit facilities.

If the MGP is unable to remain in compliance with the covenants under its credit facilities, absent relief from its lenders, as applicable, the MGP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under the MGP’s credit facilities, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. If an event of default occurs (including if the MGPs’s borrowing base is redetermined below its current outstanding borrowings and they are unable to repay the deficiency or deposit additional collateral to eliminate such deficiency), or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the MGP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding the MGP’s ability to continue as a going concern.

The MGP continually monitors the capital markets and our capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency.  For example, the MGP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels.

The MGP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. The MGP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to the MGP’s plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, seeking additional partners to develop its assets, and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or the MGP experiences disruptions in its longer-term access to or cost of capital, the MGP’s ability to fund future capital expenditures, growth projects or the Partnership’s operations may be further impacted.

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

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	September 30, 2016	December 31, 2015

Proved properties:
Leasehold interests	$2,739,900	$2,739,900
Wells and related equipment	242,161,100	242,161,100
Total natural gas and oil properties	244,901,000	244,901,000
Accumulated depletion and impairment	(211,541,600)	(209,540,400)
Gas and oil properties, net	$33,359,400	$35,360,600

Recently Issued Accounting Standards

In February 2016, the FASB updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments.  The updated guidance is effective for the Partnership as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented.  The Partnership is currently in the process of determining the impact that the updated accounting guidance will have on its financial statements.

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

The Partnership reflected net derivative assets on its condensed balance sheets of $108,700 and $1,012,600 at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the commodity derivative activity and presentation in the condensed statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) reclassified from accumulated other comprehensive income into natural gas and liquids revenues	$200	$(49,400)	$500	$(147,300)
Gains subsequent to hedge accounting recognized in gain on mark-to-market derivatives	$14,900	$369,300	$21,700	$593,900

At September 30, 2016, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps - Limited Partners

Production Period Ending December 31,	Volumes (3)	Average Fixed Price	Fair Value Asset(2)
	(MMBtu)(1)	(per MMBtu)(1)
2016	75,100	$4.46	$108,700
(1)	“MMBtu” represents million British Thermal Units
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	The production volume for 2016 include the remaining nine months of 2016 beginning October 1, 2016.

At September 30, 2016, the MGP had a secured hedge facility agreement with a syndicate of banks under which the Partnership has the ability to enter into derivative contracts to manage its exposure to commodity price movements. Under the MGP’s revolving credit facility, the Partnership is required to utilize this secured hedge facility for future commodity risk management activity. The Partnership’s obligations under the facility are secured by mortgages on its gas and oil properties and first priority security interests in substantially all of its assets and are guaranteed by the MGP. The MGP administers the commodity price risk management activity for the Partnership under the secured hedge facility. The secured hedge facility agreement contains covenants that limit the Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of September 30, 2016 only the Partnership’s natural gas swaps are included in the secured hedge facility.

An event of default occurred under the secured hedging facility agreement upon the MGP’s filing of voluntary petitions for relief under Chapter 11. The lenders under the secured hedge facility agreed to forbear from exercising remedies in respect of such event of default while the Chapter 11 filings were pending and, upon occurrence of the effective date of the Plan contemplated by the Restructuring Support Agreement, such event of default was no longer be deemed to exist or to continue under the secured hedge facility.

In addition, it will be an event of default under the MGP’s revolving credit facility if the MGP breaches an obligation governed by the secured hedge facility, and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

Pursuant to the Restructuring Support Agreement, ARP completed the sale of substantially all of its commodity hedge positions on July 25, 2016 and July 26, 2016, which included the put contracts allocated to the Partnership.  As of September 30, 2016, the value allocated to the Partnership is $35,000, net of put premiums of $88,800, which is recorded in accounts receivable trade – affiliate.  The put contract value, net of the put premiums, was distributed to the partnership in October 2016.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. The partnership separates the fair value of its financial instruments into three levels (Levels 1, 2 and 3) based on its assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of September 30, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2.

Information for assets measured at fair value at September 30, 2016 and December 31, 2015 is as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2016
Derivative assets, gross
Commodity swaps	$-	$108,700	$-	$108,700
Commodity puts	-	-	-	-
Total derivative assets, gross	$-	$108,700	$-	$108,700

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Derivative assets, gross
Commodity swaps	$-	$584,600	$-	$584,600
Commodity puts	-	428,000	-	428,000
Total derivative assets, gross	$-	$1,012,600	$-	$1,012,600

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

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Administrative fees	$16,100	$17,800	$48,600	$53,600
Supervision fees	221,600	251,600	673,500	763,600
Transportation fees	177,500	197,500	538,000	769,600
Direct costs	302,100	507,300	1,036,700	1,541,300
Total	$717,300	$974,200	$2,296,800	$3,128,100

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2016, the MGP withheld $196,900 of net production revenue for future plugging and abandonment costs.

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

General

Atlas Resources Public #18-2009 (C) L.P. is a Delaware limited partnership, formed on June 9, 2009 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”).  Atlas Resources is an indirect subsidiary of Titan Energy, LLC. Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan is a leading sponsor and manager of tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTC: ATLS) is a publicly traded company and operates Titan and the MGP through a 2% preferred member interest in Titan.

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

Atlas Resource Partners, L.P. Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, Atlas Resource Partners, L.P. (“ARP”) and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that reduced debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby were jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

ARP and the MGP operated the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, all suppliers, vendors, employees, royalty owners, trade partners and landlords were unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms were maintained. To assure ordinary course operations, ARP and the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership was not a party to the Restructuring Support Agreement. The ARP Restructuring did not materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. In June 2016, the MGP transferred $676,700 of funds to the Partnership based on projected monthly distributions to its limited partners over the next several months to ensure accessible distribution funding coverage in accordance with the Partnership’s operations and partnership agreements in the event the MGP experienced a prolonged restructuring period as the MGP performs all administrative and management functions for the Partnerships. As of September 30, 2016, the Partnership has used these funds for distributions. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner would not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group was not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring did not have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

On August 26, 2016, an order confirming ARP’s Plan was entered by the Bankruptcy Court. On September 1, 2016, ARP’s Plan became effective and ARP emerged as Titan.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, these conditions may raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership is not able to continue as a going concern, the Partnership will liquidate.  If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

The significant risks and uncertainties related to the Partnership’s ability to fund its operations may raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Liquidity and Capital Resources of the MGP

The MGP’s primary sources of liquidity are cash generated from operations, capital raised through its drilling partnership program, and borrowings under its credit facilities.  The MGP’s primary cash requirements are operating expenses, debt service including interest, and capital expenditures.

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, could negatively impact the MGP’s ability to remain in compliance with the covenants under its credit facilities.

If the MGP is unable to remain in compliance with the covenants under its credit facilities, absent relief from its lenders, as applicable, the MGP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under the MGP’s credit facilities, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. If an event of default occurs (including if the MGPs’s borrowing base is redetermined below its current outstanding borrowings and they are unable to repay the deficiency or deposit additional collateral to eliminate such deficiency), or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the MGP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding the MGP’s ability to continue as a going concern.

The MGP continually monitors the capital markets and our capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency.  For example, the MGP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels.

The MGP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. The MGP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to the MGP’s plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, seeking additional partners to develop its assets, and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or the MGP experiences disruptions in its longer-term access to or cost of capital, the MGP’s ability to fund future capital expenditures, growth projects or the Partnership’s operations may be further impacted.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2016, our MGP withheld $196,900 of net production revenues for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production revenues (in thousands):
Gas	$1,354	$1,356	$3,763	$5,572

Production volumes:
Gas (mcf/day) (1)	9,183	11,669	9,664	12,163

Average sales prices: (2)
Gas (per mcf) (1) (3)	$1.70	$1.50	$1.52	$1.91

Production costs:
As a percent of revenues	50%	69%	58%	54%
Per mcfe (1)	$0.80	$0.87	$0.82	$0.91

Depletion per mcfe	$0.75	$0.63	$0.76	$0.63

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of nine mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by total volume for the period. Previously recognized gains were $83,900 and $250,700 for the three months ended September 30, 2016 and 2015, respectively. Previously recognized gains were $255,700 and $784,000 for the nine months ended September 30, 2016 and 2015, respectively.

Natural Gas Revenues. Our natural gas revenues were $1,353,500 and $1,355,400 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $1,900 (.14%). The $1,900 decrease in natural gas revenues for the three months ended September 30, 2016 as compared to the prior year similar period was attributable to a $288,800 decrease in production volumes partially offset by a $286,900 increase in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 9,183 mcf per day for the three months ended September 30, 2016 from 11,669 mcf per day for the three months ended September 30, 2015, a decrease of 2,486 mcf per day (21%). The overall decrease in natural gas production volumes for the three months ended September 30, 2016 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $3,762,600 and $5,571,600 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $1,809,000 (32%). The $1,809,000 decrease in natural gas revenues for the nine months ended September 30, 2016 as compared to the prior year similar period was attributable to a $1,128,200 decrease in production volumes and a $680,800 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 9,664 mcf per day for the nine months ended September 30, 2016 from 12,163 mcf per day for the nine months ended September 30, 2015, a decrease of 2,499 mcf per day (21%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2016 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Gain on Mark-to-Market Derivatives. We recognize changes in the fair value of our derivatives immediately within gain on mark-to-market derivatives on our condensed statements of operations.

We recognized a gain on mark-to-market derivatives of $14,900 and $369,300 for the three months ended September 30, 2016 and 2015, respectively. We recognized a gain on mark-to-market derivatives of $21,700 and $593,900 for the nine months ended September 30, 2016 and 2015, respectively. These gains were due to mark-to-market gains primarily related to the change in natural gas prices during the periods.

Costs and Expenses. Production expenses were $678,300 and $935,700 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $257,400 (28%). Production expenses were $2,178,500 and $3,014,000 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $835,500 (28%). These decreases were mostly attributable to decreases in transportation costs and other direct costs.

Depletion of gas and oil properties as a percentage of gas and oil revenues was 47% and 50% for the three months ended September 30, 2016 and 2015, respectively, and 53% and 37% for the nine months ended September 30, 2016 and 2015, respectively. This change was primarily attributable to changes in revenues, gas reserve quantities, and to a lesser extent, revenues, product prices and production volumes and changes in the depletable cost basis of gas and oil properties.

General and administrative expenses for the three months ended September 30, 2016 and 2015 were $39,000 and $38,500, respectively, an increase of $500 (1%). For the nine months ended September 30, 2016 and 2015, these expenses were $118,300 and $114,100, respectively, an increase of $4,200 (4%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the costs charged to us and services provided to us.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, these conditions may raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership is not able to continue as a going concern, the Partnership will liquidate.  If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

The significant risks and uncertainties related to the Partnership’s ability to fund its operations may raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Liquidity and Capital Resources of the MGP

The MGP’s primary sources of liquidity are cash generated from operations, capital raised through its drilling partnership program, and borrowings under its credit facilities.  The MGP’s primary cash requirements are operating expenses, debt service including interest, and capital expenditures.

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, could negatively impact the MGP’s ability to remain in compliance with the covenants under its credit facilities.

If the MGP is unable to remain in compliance with the covenants under its credit facilities, absent relief from its lenders, as applicable, the MGP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under the MGP’s credit facilities, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. If an event of default occurs (including if the MGPs’s borrowing base is redetermined below its current outstanding borrowings and they are unable to repay the deficiency or deposit additional collateral to eliminate such deficiency), or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the MGP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding the MGP’s ability to continue as a going concern.

The MGP continually monitors the capital markets and our capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency.  For example, the MGP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels.

The MGP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. The MGP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to the MGP’s plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, seeking additional partners to develop its assets, and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or the MGP experiences disruptions in its longer-term access to or cost of capital, the MGP’s ability to fund future capital expenditures, growth projects or the Partnership’s operations may be further impacted.

Cash Flows Overview

Cash provided by operating activities decreased $2,721,300 for the nine months ended September 30, 2016 to $2,218,300 as compared to $4,939,600 for the nine months ended September 30, 2015. This decrease was due to a decrease in the change in accounts receivable trade-affiliate of $1,623,200 and a decrease in net earnings before depletion, impairment and accretion of $1,549,900. This decrease was partially offset by an increase in the non-cash loss on derivative value of $387,900, an increase in the change in asset retirement receivable-affiliate of $33,700, and an increase in the change in accrued liabilities of $30,200 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

There was no cash provided by investing activities for the nine months ended September 30, 2016. Cash proved by investing activities was $36,100 for the nine months ended September 30, 2015 resulting from proceeds from the sale of tangible equipment.

Cash used in financing activities decreased $2,844,700 during the nine months ended September 30, 2016 to $2,131,000 from $4,975,700 for the nine months ended September 30, 2015. This decrease was due to a decrease in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through September 30, 2016, our MGP withheld $196,900 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Atlas Resources Public #18-2009 (C) L.P.

	By:	Atlas Resources, LLC, its
Managing General Partner

Date: November 21, 2016	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chief Executive Officer and President of the Managing General Partner

Date: November 21, 2016	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer of the Managing General Partner