Form 10-Q
period 2017-06-30
Atlas Resources Public #18-2009 (C) L.P.
filed 2017-08-14
CIK 1433833

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$-	$254,600
Accounts receivable trade–affiliate	1,930,100	1,222,800
Total current assets	1,930,100	1,477,400
Gas and oil properties, net	31,516,100	32,674,600
Long-term asset retirement receivable-affiliate	295,900	216,900
Total assets	$33,742,100	$34,368,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$47,800	$58,200
Total current liabilities	47,800	58,200
Asset retirement obligations	3,452,600	3,374,300
Commitments and contingencies (Note 4)
Partners’ capital:
Managing general partner’s interest	2,254,400	2,201,400
Limited partners’ interest (22,928.90 units)	27,987,300	28,735,000
Total partners’ capital	30,241,700	30,936,400
Total liabilities and partners’ capital	$33,742,100	$34,368,900

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Natural gas	$1,984,400	$1,210,800	$4,194,800	$2,409,100
(Loss) gain on mark-to-market derivatives	-	(167,800)	-	6,800
Total revenues	1,984,400	1,043,000	4,194,800	2,415,900
COSTS AND EXPENSES
Production	694,200	653,100	1,380,600	1,500,200
Depletion	569,300	641,100	1,158,500	1,366,100
Accretion of asset retirement obligations	39,200	37,300	78,300	74,600
General and administrative	35,700	39,700	70,800	79,300
Total costs and expenses	1,338,400	1,371,200	2,688,200	3,020,200
Net income (loss)	$646,000	$(328,200)	$1,506,600	$(604,300)
Allocation of net income (loss):
Managing general partner	$283,700	$88,300	$630,800	$110,700
Limited partners	$362,300	$(416,500)	$875,800	$(715,000)
Net income (loss) per limited partnership unit	$16	$(18)	$38	$(31)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$646,000	$(328,200)	$1,506,600	$(604,300)
Other comprehensive loss:
Difference in estimated hedge receivable	-	-	-	-
Reclassification adjustment to net income (loss) of mark-to-market gains on cash flow hedges	-	(100)	-	(300)
Total other comprehensive loss	-	(100)	-	(300)
Comprehensive income (loss)	$646,000	$(328,300)	$1,506,600	$(604,600)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Managing General Partner	Limited Partners	Total
Balance at December 31, 2016	$2,201,400	$28,735,000	$30,936,400
Participation in revenues, costs and expenses:
Net production revenues	785,700	2,028,500	2,814,200
Depletion	(113,200)	(1,045,300)	(1,158,500)
Accretion of asset retirement obligations	(21,900)	(56,400)	(78,300)
General and administrative	(19,800)	(51,000)	(70,800)
Net income	630,800	875,800	1,506,600
Distributions to partners	(577,800)	(1,623,500)	(2,201,300)
Balance at June 30, 2017	$2,254,400	$27,987,300	$30,241,700

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,506,600	$(604,300)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	1,158,500	1,366,100
Non-cash loss on derivative value	-	552,800
Accretion of asset retirement obligations	78,300	74,600
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable trade-affiliate	(707,300)	435,300
Increase in asset retirement receivable-affiliate	(79,000)	(40,000)
Increase in accounts payable trade-affiliate	-	363,100
(Decrease) increase in accrued liabilities	(10,400)	10,700
Net cash provided by operating activities	1,946,700	2,158,300
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities:
Distributions to partners	(2,201,300)	(1,443,400)
Net cash used in financing activities	(2,201,300)	(1,443,400)
Net change in cash	(254,600)	714,900
Cash at beginning of period	254,600	170,900
Cash at end of period	$-	$885,800

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #18-2009 (C) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public #18-2009 (C) L.P. is a Delaware limited partnership, formed on June 9, 2009 with Atlas Resources, LLC serving as its Managing General Partner (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan also sponsors and manages tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”), a Delaware limited partnership organized in 2012. Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas Resources Public #18-2009 (C) L.P.

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

 The economic viability of the Partnership’s production is based on a variety of factors including proved developed reserves that it can expect to recover through existing wells with existing equipment and operating methods or in which the cost of additional required extraction equipment is relatively minor compared to the cost of a new well; and through currently installed extraction equipment and related infrastructure which is operational at the time of the reserves estimate (if the extraction is by means not involving drilling, completing or reworking a well). There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues.

The prices at which the Partnership’s natural gas and oil will be sold are uncertain and the Partnership is not guaranteed a specific price for the sale of its production. Changes in natural gas and oil prices have a significant impact on the Partnership’s cash flow and the value of its reserves. Lower natural gas and oil prices may not only decrease the Partnership’s revenues, but also may reduce the amount of natural gas and oil that the Partnership can produce economically.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations had been adequate to fund its obligations and distributions to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

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

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under Titan’s credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, have negatively impacted Titan’s and the MGP’s ability to remain in compliance with the covenants under its credit facilities.

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

On May 4, 2017, Titan entered into a definitive purchase and sale agreement (the “Purchase Agreement”) to sell its conventional Appalachia and Marcellus assets to Diversified Gas & Oil, PLC (“Diversified”), for $84.2 million. The transaction includes the sale of approximately 8,400 oil and gas wells across Pennsylvania, Ohio, Tennessee, New York and West Virginia, along with the associated infrastructure (the “Appalachian Assets”).  On June 30, 2017, Titan completed a majority of the Appalachian Assets sale for net cash proceeds of $65.6 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility. Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania and Tennessee. Titan expects to complete the remainder of the Appalachia Assets sale for additional cash proceeds of approximately $11.4 million by September 2017, which will be used to repay a portion of outstanding borrowings under its first lien credit facility.

On June 12, 2017, Titan entered into a definitive agreement to sell its 25% interest in Rangely Field to an affiliate of Merit Energy Company, LLC for $105 million. On August 7, 2017, Titan completed the sale of Rangely Field for net cash proceeds of $103.5 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility and significantly improved Titan’s first lien credit facility metrics by fulfilling its borrowing base step down to $330 million, which is scheduled to occur on August 31, 2017.

Titan continually monitors the capital markets and the MGP’s capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency. For example, Titan could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. Titan is evaluating various options, but there is no certainty that Titan will be able to implement any such options, and cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for Titan’s stakeholders. In addition, Titan expects that it will continue to sell a significant amount of non-core assets in the near future to comply with the requirements of its first lien credit facility amendment and to attempt to enhance its liquidity. However, there is no guarantee that the proceeds Titan receives for any asset sale will satisfy the repayment requirements under its first lien credit facility.

Titan’s Appalachia Divestiture

Among other things, the Purchase Agreement includes the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee to be transferred to DGOC Series 18(C), L.P., a newly formed entity and currently a subsidiary of the Partnership (“DGOC”), for which Atlas Resources serves as its managing general partner.  We refer to this transfer as the “separation.”

Following the satisfaction of a number of additional conditions, including, among others, the U.S. Securities and Exchange Commission (“SEC”) declaring the DGOC’s registration statement on Form 10 effective, the separation will be accomplished through a transaction in which all of the natural gas and oil development and production assets of the Partnership located in Pennsylvania and Tennessee will be transferred to DGOC. After the separation, the Partnership will distribute to its unit holders, on a pro rata basis, common units representing one hundred percent of the limited partner interest in DGOC. In connection with the completion of the separation and distribution, the MGP will transfer its limited partner and general partner interests in DGOC (the “DGOC equity interests”) to an entity expected to be named DGOC Partnership Holdings II, LLC (“DGOC Holdings”) formed as a wholly owned subsidiary of Titan to serve as DGOC’s new managing general partner (the “DGOC MGP”).  Following the completion of the separation and distribution and the transfer of the DGOC equity interests to the DGOC MGP, the equity interests of the DGOC MGP will be transferred to Diversified and Diversified will own the managing general partner of the DGOC.  In accordance with accounting standards related to the presentation of long-lived assets to be disposed of other than by sale, the Partnership continues to classify its Appalachia Assets as held and used in its condensed financial statements and will continue to do so until such assets are disposed of.

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

Derivative Instruments

The Partnership’s MGP entered into certain financial contracts to manage the Partnership’s exposure to movement in commodity prices. On January 1, 2015, the Partnership discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, subsequent changes in fair value after December 31, 2014 of these derivatives were recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 were reclassified to the statements of operations in the periods in which the respective derivative contracts settled. During the three and six months ended June 30, 2017, the Partnership did not have any derivative activity as all derivative contracts have matured.  During the three and six months ended June 30, 2016, the Partnership recorded $100 and $200, respectively, as a gain reclassified from accumulated other comprehensive income into natural gas revenues and $167,800 as a loss and $6,800 as a gain, respectively, subsequent to hedge accounting recognized in (loss) gain on mark-to-market derivatives.

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	June 30, 2017	December 31, 2016

Proved properties:
Leasehold interests	$2,719,800	$2,719,800
Wells and related equipment	239,578,600	239,578,600
Total natural gas and oil properties	242,298,400	242,298,400
Accumulated depletion and impairment	(210,782,300)	(209,623,800)
Gas and oil properties, net	$31,516,100	$32,674,600

Recently Issued Accounting Standards

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We intend to adopt the new standard using the modified retrospective method, which is expected to have an immaterial impact to our financial statements. The accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers.

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

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Administrative fees	$15,400	$16,600	$30,500	$32,500
Supervision fees	209,900	230,100	416,900	451,900
Transportation fees	250,800	184,400	527,800	360,500
Direct costs	253,800	261,700	476,200	734,600
Total	$729,900	$692,800	$1,451,400	$1,579,500

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2017, the MGP withheld $295,900 of net production revenue for future plugging and abandonment costs.  Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania and Tennessee.

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

General

Atlas Resources Public #18-2009 (C) L.P. is a Delaware limited partnership, formed on June 9, 2009 with Atlas Resources, LLC serving as its Managing General Partner (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan also sponsors and manages tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”), a Delaware limited partnership organized in 2012. Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas Resources Public #18-2009 (C) L.P.

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

The economic viability of the Partnership’s production is based on a variety of factors including proved developed reserves that it can expect to recover through existing wells with existing equipment and operating methods or in which the cost of additional required extraction equipment is relatively minor compared to the cost of a new well; and through currently installed extraction equipment and related infrastructure which is operational at the time of the reserves estimate (if the extraction is by means not involving drilling, completing or reworking a well). There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues.

The prices at which the Partnership’s natural gas and oil will be sold are uncertain and the Partnership is not guaranteed a specific price for the sale of its production. Changes in natural gas and oil prices have a significant impact on the Partnership’s cash flow and the value of its reserves. Lower natural gas and oil prices may not only decrease the Partnership’s revenues, but also may reduce the amount of natural gas and oil that the Partnership can produce economically

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations had been adequate to fund its obligations and distributions to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

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

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under Titan’s credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, have negatively impacted Titan’s and the MGP’s ability to remain in compliance with the covenants under its credit facilities.

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

On May 4, 2017, Titan entered into a definitive purchase and sale agreement (the “Purchase Agreement”) to sell its conventional Appalachia and Marcellus assets to Diversified Gas & Oil, PLC (“Diversified”), for $84.2 million. The transaction includes the sale of approximately 8,400 oil and gas wells across Pennsylvania, Ohio, Tennessee, New York and West Virginia, along with the associated infrastructure (the “Appalachian Assets”).  On June 30, 2017, Titan completed a majority of the Appalachian Assets sale for net cash proceeds of $65.6 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility. Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania and Tennessee.

Titan expects to complete the remainder of the Appalachia Assets sale for additional cash proceeds of approximately $11.4 million by September 2017, which will be used to repay a portion of outstanding borrowings under its first lien credit facility.

On June 12, 2017, Titan entered into a definitive agreement to sell its 25% interest in Rangely Field to an affiliate of Merit Energy Company, LLC for $105 million. On August 7, 2017, Titan completed the sale of Rangely Field for net cash proceeds of $103.5 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility and significantly improved Titan’s first lien credit facility metrics by fulfilling its borrowing base step down to $330 million, which is scheduled to occur on August 31, 2017.

Titan continually monitors the capital markets and the MGP’s capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency. For example, Titan could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. Titan is evaluating various options, but there is no certainty that Titan will be able to implement any such options, and cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for Titan’s stakeholders. In addition, Titan expects that it will continue to sell a significant amount of non-core assets in the near future to comply with the requirements of its first lien credit facility amendment and to attempt to enhance its liquidity. However, there is no guarantee that the proceeds Titan receives for any asset sale will satisfy the repayment requirements under its first lien credit facility.

Titan’s Appalachia Divestiture

Among other things, the Purchase Agreement includes the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee to be transferred to DGOC Series 18(C), L.P., a newly formed entity and currently a subsidiary of the Partnership (“DGOC”), for which Atlas Resources serves as its managing general partner.  We refer to this transfer as the “separation.”

Following the satisfaction of a number of additional conditions, including, among others, the U.S. Securities and Exchange Commission (“SEC”) declaring the DGOC’s registration statement on Form 10 effective, the separation will be accomplished through a transaction in which all of the natural gas and oil development and production assets of the Partnership located in Pennsylvania and Tennessee will be transferred to DGOC. After the separation, the Partnership will distribute to its unit holders, on a pro rata basis, common units representing one hundred percent of the limited partner interest in DGOC. In connection with the completion of the separation and distribution, the MGP will transfer its limited partner and general partner interests in DGOC (the “DGOC equity interests”) to an entity expected to be named DGOC Partnership Holdings II, LLC (“DGOC Holdings”) formed as a wholly owned subsidiary of Titan to serve as DGOC’s new managing general partner (the “DGOC MGP”).  Following the completion of the separation and distribution and the transfer of the DGOC equity interests to the DGOC MGP, the equity interests of the DGOC MGP will be transferred to Diversified and Diversified will own the managing general partner of the DGOC. In accordance with accounting standards related to the presentation of long-lived assets to be disposed of other than by sale, the Partnership continues to classify its Appalachia Assets as held and used in its condensed financial statements and will continue to do so until such assets are disposed of.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2017, our MGP withheld $295,900 of net production revenues for this purpose.  Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania and Tennessee.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Gas	$1,984	$1,211	$4,195	$2,409

Production volumes:
Gas (mcf/day) (1)	7,953	9,336	8,137	9,908

Average sales prices: (2)
Gas (per mcf) (1) (3)	$2.74	$1.53	$2.85	$1.43

Production costs:
As a percent of revenues	35%	54%	33%	62%
Per mcfe (1)	$0.96	$0.77	$0.94	$0.83

Depletion per mcfe	$0.79	$0.75	$0.79	$0.76

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of nine mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by total volume for the period. Previously recognized gains were $90,700 and $168,000 for the three and six months ended June 30, 2016, respectively.

Natural Gas Revenues. Our natural gas revenues were $1,984,400 and $1,210,800 for the three months ended June 30, 2017 and 2016, respectively, an increase of $773,600 (64%). The $773,600 increase in natural gas revenues for the three months ended June 30, 2017 as compared to the prior year similar period was attributable to a $1,164,400 increase in our natural gas sales prices which were driven by market conditions partially offset by a $390,800 decrease in production volumes. Our production volumes decreased to 7,953 mcf per day for the three months ended June 30, 2017 from 9,336 mcf per day for the three months ended June 30, 2016, a decrease of 1,383 mcf per day (15%). The overall decrease in natural gas production volumes for the three months ended June 30, 2017 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $4,194,800 and $2,409,100 for the six months ended June 30, 2017 and 2016, respectively, an increase of $1,785,700 (74%). The $1,785,700 increase in natural gas revenues for the six months ended June 30, 2017 as compared to the prior year similar period was attributable to a $2,227,400 increase in our natural gas sales prices which were driven by market conditions partially offset by a $441,700 decrease in production volumes. Our production volumes decreased to 8,137 mcf per day for the six months ended June 30, 2017 from 9,908 mcf per day for the six months ended June 30, 2016, a decrease of 1,771 mcf per day (18%). The overall decrease in natural gas production volumes for the six months ended June 30, 2017 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Gain on Mark-to-Market Derivatives. We recognized changes in the fair value of our derivatives immediately within gain on mark-to-market derivatives on our condensed statements of operations. As of December 31, 2016, all derivative contracts have matured and we have not entered into any new contracts.

We recognized a loss on mark-to-market derivatives of $167,800 for the three months ended June 30, 2016 and a gain of $6,800 for the six months ended June 30, 2016. These changes were due to mark-to-market gains primarily related to the change in natural gas prices during the periods.

Costs and Expenses. Production expenses were $694,200 and $653,100 for the three months ended June 30, 2017 and 2016, respectively, an increase of $41,100 (6%). Production expenses were $1,380,600 and $1,500,200 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $119,600 (8%).  The increase for the three months ended June 30, 2017 when compared to the prior year similar period was mainly a result of an increase in transportation fees due to an increase in natural gas revenues. The decrease for the six months ended June 30, 2017 when compared to the prior year similar period was mostly attributable to decreases in water hauling and disposal costs as a result of managing well pressures and reducing water production, compressor station expenses as a result of a decrease in production volumes and supervision fees.

Depletion of gas and oil properties as a percentage of gas and oil revenues was 29% and 53% for the three months ended June 30, 2017 and 2016, respectively, and 28% and 57% for the six months ended June 30, 2017 and 2016, respectively. This change was primarily attributable to changes in revenues from product prices and production volumes, gas reserve quantities, and changes in the depletable cost basis of gas and oil properties.

General and administrative expenses for the three months ended June 30, 2017 and 2016 were $35,700 and $39,700, respectively, a decrease of $4,000 (10%). For the six months ended June 30, 2017 and 2016, these expenses were $70,800 and $79,300, respectively, a decrease of $8,500 (11%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the costs charged to us and services provided to us.

Cash Flows Overview. Cash flows from operating activities consists of $1,946,700 and $2,158,300 for the six months ended June 30, 2017 and 2016, respectively, of net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses.

There was no cash provided by investing activities for the six months ended June 30, 2017 and 2016.

Cash used in financing activities increased $757,900 during the six months ended June 30, 2017 to $2,201,300 from $1,443,400 for the six months ended June 30, 2016. This increase was due to an increase in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2017, our MGP withheld $295,900 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Atlas Resources Public #18-2009 (C) L.P.

	By:	Atlas Resources, LLC, its
Managing General Partner

Date: August 14, 2017	By:	/s/ FREDRICK M. STOLERU
Fredrick M. Stoleru, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: August 14, 2017	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer of the Managing General Partner